Form 10-Q
period 1997-12-31
BALANCED CARE CORP
filed 1998-03-27
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____ to _____.


                        COMMISSION FILE NUMBER: 001-13845


                            BALANCED CARE CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                      25-1761898
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             5021 LOUISE DRIVE, SUITE 200, MECHANICSBURG, PA 17055
              (Address of principal executive offices) (Zip Code)


                                 (717) 796-6100
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     NO  X
    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT MARCH 25, 1998
            -----                                 -----------------------------
Common Stock, $.001 par value                               16,695,343

                            BALANCED CARE CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1:

                                                                                    Page
                                                                                    ----

    FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of December 31, 1997                         3
               and June 30, 1997


          Consolidated Statements of Operations for the three months ended            4
               December 31, 1997 and 1996


          Consolidated Statements of Operations for the six months ended              5
               December 31, 1997 and 1996


          Consolidated Statements of Cash Flows for the six months ended              6
               December 31, 1997 and 1996


          Notes to Consolidated Financial Statements                                  7


ITEM 2:


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                          9
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           PART II - OTHER INFORMATION

ITEM 2:


     CHANGES IN SECURITIES AND USE OF PROCEEDS                                       21


ITEM 6:


     EXHIBITS AND REPORTS ON FORM 8-K                                                21

     (A)      Exhibits

     (B)      Reports on Form 8-K

ITEM 1:  FINANCIAL STATEMENTS
                           BALANCED CARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          December 31      June 30
                                                                              1997           1997
                                                                          (unaudited)
                                                                         -------------   ------------
                                       ASSETS
Current assets:
      Cash and cash equivalents                                            $  5,010       $  7,908

      Accounts receivable  (net of allowance for doubtful
        accounts of $560 and $330, respectively)                              8,772          6,679

      Deferred costs                                                          2,991          2,062

      Prepaid expenses and other current assets                               3,679            945

      Assets held for sale                                                    2,800          4,801
                                                                           --------       --------

                     Total current assets                                    23,252         22,395
                                                                           --------       --------

Restricted investments                                                        2,594          1,825

Property and equipment, net                                                  21,326          4,115

Goodwill, net                                                                10,006          2,219

Other assets                                                                  3,014          2,463
                                                                           --------       --------

                     Total assets                                          $ 60,192       $ 33,017
                                                                           ========       ========


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:

      Current portion of long-term debt                                    $    189       $     97
      Accounts payable                                                        7,259          5,929

      Accrued payroll                                                         1,442          1,818

      Accrued expenses                                                        3,225          1,251
                                                                           --------       --------

                     Total current liabilities                               12,115          9,095
                                                                           --------       --------

Deferred tax liabilities                                                         16           --

Long-term debt, net of current portion                                       31,995          8,177

Straight-line lease liability                                                 3,128          3,133

Other liabilities                                                               940            807
                                                                           --------       --------

                     Total liabilities                                       48,194         21,212
                                                                           --------       --------

Redeemable preferred stock:
      Series B authorized, issued and outstanding - 5,009,750
      shares at December 31 and June 30, 1997 at redemption
      value which includes accretion of $2,520 and $1,267
      at December 31 and June 30, 1997, respectively                         14,502         13,249
                                                                           --------       --------

Stockholders' equity (deficit):
      Preferred stock, $.001 par value; 5,000,000 shares
         authorized; none outstanding                                          --             --

      Preferred stock, Series A authorized, issued and
         outstanding 1,150,958 shares at December 31 and June 30, 1997            1              1

      Common stock, $.001 par value - authorized - 50,000,000 shares;
         issued and outstanding - 4,024,812 shares at December 31 and
         June 30, 1997                                                            5              5

      Additional paid-in capital                                              2,709          3,961

      Accumulated deficit                                                    (5,219)        (5,411)
                                                                           --------       --------

                     Total stockholders' equity (deficit)                    (2,504)        (1,444)
                                                                           --------       --------

                     Total liabilities and stockholders' equity            $ 60,192       $ 33,017
                                                                           ========       ========

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three months ended December 31
                                               ------------------------------
                                                    1997           1996
                                                (unaudited)     (unaudited)
                                               -------------   -------------
Revenues:
      Patient services                            $ 14,655       $ 11,156
      Resident services                              4,569          1,232
      Development and management fees                1,957            217
      Other revenues                                    74             16
                                                  --------       --------
                    Total revenues                  21,255         12,621
                                                  --------       --------

Operating expenses:
      Facility operating expenses:
           Salaries, wages and benefits              7,841          4,772
           Other operating expenses                  8,481          5,479
      General and administrative expense             2,943          1,314
      Lease expense                                  2,692          1,292
      Depreciation and amortization expense            724            159
                                                  --------       --------
                    Total operating expenses        22,681         13,016
                                                  --------       --------
      Loss from operations                          (1,426)          (395)
      Other income (expense):
           Interest income                              62             66
           Interest expense                           (615)          (251)
           Gain on sale of assets                    2,858           --
                                                  --------       --------
      Income (loss) before income taxes                879           (580)
      Provision for income taxes                        30              3
                                                  --------       --------
      Net income (loss)                           $    849       $   (583)
                                                  ========       ========
      Pro Forma Basic EPS                         $   0.10       $  (0.09)
                                                  ========       ========
      Pro Forma Diluted EPS                       $   0.09       $  (0.09)
                                                  ========       ========
      Weighted average shares - Basic                8,645          6,525
                                                  ========       ========
      Weighted average shares - Diluted              9,885          6,525
                                                  ========       ========

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Six months ended December 31
                                                 -------------------------------
                                                      1997              1996
                                                  (unaudited)       (unaudited)
                                                 -------------     -------------
Revenues:
      Patient services                              $ 29,151         $ 14,460
      Resident services                                7,567            2,225
      Development and management fees                  3,583              285
      Other revenues                                      92               23
                                                    --------         --------
                    Total revenues                    40,393           16,993
                                                    --------         --------

Operating expenses:
      Facility operating expenses:
           Salaries, wages and benefits               14,685            6,623
           Other operating expenses                   16,129            7,244
      General and administrative expense               5,622            2,061
      Lease expense                                    4,904            1,767
      Depreciation and amortization expense            1,005              249
                                                    --------         --------
                    Total operating expenses          42,345           17,944
                                                    --------         --------
      Loss from operations                            (1,952)            (951)
      Other income (expense):
           Interest income                               175               79
           Interest expense                             (852)            (434)
           Gain on sale of assets                      2,858             --
                                                    --------         --------
      Income (loss) before income taxes                  229           (1,306)
      Provision for income taxes                          37                6
                                                    --------         --------
      Net income (loss)                             $    192         $ (1,312)
                                                    ========         ========
      Pro Forma Basic EPS                           $   0.02         $  (0.24)
                                                    ========         ========
      Pro Forma Diluted EPS                         $   0.02         $  (0.24)
                                                    ========         ========
      Weighted average shares - Basic                  8,645            5,527
                                                    ========         ========
      Weighted average shares - Diluted                9,877            5,527
                                                    ========         ========

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     Six Months Ended December 31
                                                                     ----------------------------
                                                                          1997              1996
                                                                      (unaudited)       (unaudited)
                                                                        --------         -------
Cash Flows from Operating Activities:
Net income (loss)                                                       $    192         $(1,312)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                        1,005             249
      Deferred income taxes                                                   16            --
      Gain on sale of assets                                              (2,858)           --
      Changes in operating assets and liabilities:
           Increase in accounts receivable                                (1,682)         (1,463)
           Increase in deferred costs                                       (929)         (1,304)
           Increase in prepaid expenses and other current assets          (2,939)           (311)
           Increase in accounts payable, accrued payroll and
              accrued expenses                                             3,228           3,818
                                                                        --------         -------
                    Net cash used for operating activities                (3,967)           (323)
                                                                        --------         -------
Cash Flows from Investing Activities:
      Proceeds from sale of assets                                         4,249            --
      Purchases of property and equipment                                 (1,543)           (523)
      Increase in restricted investments                                    (769)           (189)
      Increase in other assets                                              (720)           (958)
      Acquisitions, net of cash acquired                                 (23,527)           (845)
                                                                        --------         -------
                    Net cash used for investing activities               (22,310)         (2,515)
                                                                        --------         -------
Cash Flows from Financing Activities:
      Proceeds from issuance of long-term debt                            23,716             264
      Payments on long-term debt                                             (44)            (30)
      Proceeds from issuance of Series A preferred stock                    --              --
      Proceeds from issuance of Series B preferred stock                    --             6,833
      Issuance of notes payable                                             --             1,476
      Payments on notes payable                                             --            (1,221)
      Increase in other liabilities                                         (293)           --
                                                                        --------         -------
                    Net cash provided by financing activities             23,379           7,322
                                                                        --------         -------
      Increase (decrease) in cash and equivalents                         (2,898)          4,484
      Cash and cash equivalents at beginning of period                     7,908             567
                                                                        --------         -------
Cash and cash equivalents at end of period                              $  5,010         $ 5,051
                                                                        ========         =======
Supplemental Cash Flow Information:
      Cash paid during the period for interest                          $    515         $   453
                                                                        ========         =======
      Cash paid during the period for income taxes                      $   --           $  --
                                                                        ========         =======
Supplemental Non-cash Investing and Financing Activities:
      Assets and lease obligations capitalized                          $    238         $  --
                                                                        ========         =======
      Fair value of stock purchase warrants granted to a lender         $   --           $   679
                                                                        ========         =======
      Accretion of preferred B stock                                    $  1,253         $   328
                                                                        ========         =======
      Acquisitions:
           Fair value of assets acquired                                $(23,610)        $(8,172)
           Liabilities assumed                                                83           5,512
           Fair value of stock issued                                       --             1,815
                                                                        --------         -------
           Consideration paid for acquisitions                          $(23,527)        $  (845)
                                                                        ========         =======

                            BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Organization and Background

         Balanced Care Corporation (BCC or the Company) was incorporated in April 1995 and is engaged in the development and acquisition of assisted living facilities and selective acquisitions of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, home health care and skilled nursing. As of December 31, 1997, the Company operated 35 assisted and independent living communities, 12 skilled nursing facilities, and had 17 assisted living communities under construction.

(b)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         The financial statements as of, and for the three and six month periods ended, December 31, 1997 and 1996, are unaudited, but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period.

2.     INITIAL PUBLIC OFFERING

         On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, the 5,009,750 shares of Series B Preferred Stock and the 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 common shares (reflective of the three-for-four common stock split effective October 14, 1997).

         In connection with the Offering the Company granted the underwriters an option to purchase 1,050,000 additional common shares at $6.50 per share. The closing for this option was on March 17, 1998. After the Offering, the conversion of the preferred stock and the exercise of the underwriters option the Company has 16,695,343 common shares outstanding.

3.       PRO FORMA RESULTS OF OPERATIONS

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the respective periods. The acquired businesses and their respective acquisition dates were Foster Health Care Affiliates in August 1996, Keystone Affiliates in January 1997, Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in May and August 1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997 and Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for net loss per common share):

                                     SIX MONTHS ENDED
                                        DECEMBER 31
                                 -------------------------
                                   1997             1996
                                 --------         --------
Revenue                          $ 43,063         $ 33,414

Expense
                                  (43,116)         (35,123)
                                 --------         --------

Net Loss                         $    (53)        $ (1,709)
                                 ========         ========

Net Loss per common share        $  (0.01)        $  (0.31)
                                 ========         ========



The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1997 and 1996, respectively. In addition, they are not intended to be a projection of future results of operations. These unaudited pro forma results of operations should be read in conjunction with the pro forma financial statements and notes thereto included in the Registration Statement on Form S-1 relating to the Offering.

4.       ASSETS HELD FOR SALE

         In October 1997 the Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of an institutional pharmacy in Missouri for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000. The Company is continuing to market the Wisconsin assisted living facilities.

5.       PRO FORMA EARNINGS PER SHARE

         Pro forma earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of the preferred shares into common. In 1996, common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

         A reconciliation of the weighted average shares used in the computation of pro forma earnings per share follows (in thousands):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ------------------        ------------------
                                                          DECEMBER 31,             DECEMBER 31,
                                                      ------------------        ------------------
                                                       1997         1996         1997         1996
                                                      -----        -----        -----        -----
Weighted average common shares outstanding            4,025        3,783        4,025        3,512


Pro forma conversion of preferred shares              4,620        2,742        4,620        2,015
                                                      -----        -----        -----        -----


Shares used for pro forma basic EPS                   8,645        6,525        8,645        5,527


Stock options and warrants converted using the
     treasury stock method                            1,240         --          1,232         --
                                                      -----        -----        -----        -----


Shares used for pro forma diluted EPS                 9,885        6,525        9,877        5,527
                                                      =====        =====        =====        =====



6.     SUBSEQUENT EVENT

         Effective January 1, 1998, the Company sold certain assets and assigned the leasehold interests of ten of its operating subsidiaries to Operator/Lessees for an aggregate price of approximately $2,500,000. The Company has entered into management agreements with the Operator/Lessees and has the option to purchase the stock or assets of the Operator/Lessees for fair market value at any time during the term of the management agreements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses (i) the Company's results of operations on a historical basis for the three and six months ended December 31, 1997 and 1996, and (ii) liquidity and capital resources of the Company. This information should be read in conjunction with the Company's condensed consolidated financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed below in "Risk Factors".

COMPANY OVERVIEW

         The Company was formed in April 1995 to develop senior care continuums that meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. The Company intends to utilize assisted living facilities in selected markets as the primary entry point and service platform to develop the balanced care continuums consisting of various health care and hospitality services, including, where appropriate, rehabilitation therapies, physical, occupational and speech therapy, home health care services on an intermittent basis, dementia and Alzheimer's services and skilled/subacute care delivered in a skilled nursing setting, enabling residents to age in place.

         Since its inception, the Company has grown primarily through acquisitions. As of December 31, 1997, the Company has also designed, developed and opened eight of its signature assisted living facilities. As of this date the Company operated a total of 31 assisted living facilities, 12 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina and Wisconsin, as well as a home health care agency in Missouri and a rehabilitation therapy operation in Pennsylvania. Assuming completion of the planned divestiture of the Company's assisted living facilities in Wisconsin, at December 31, 1997 the Company owned 7 and leased 33 senior living and health care facilities in Pennsylvania, Missouri, Arkansas and North Carolina with a capacity for 1,390 assisted living residents, 1,228 skilled nursing patients and 154 independent living residents. In addition to the eight signature assisted living facilities opened as of December 31, 1997, the Company opened two additional assisted living facilities by February 1998, which were under construction at December 31, 1997. The Company also acquired a skilled nursing facility and an assisted living community on January 2, 1998 with a total capacity for 66 and 51 residents, respectively. The following table summarizes the Company's operations:

                                                                    FACILITY COUNT
                                                                     DECEMBER 31
                                                                    --------------
                                                                    1997      1996
                                                                    ----      ----
         Developed Assisted Living Facilities ...............         8         0

         Acquired Assisted Living Facilities ................        23         9

         Skilled Nursing Facilities .........................        12        10

         Independent Living Facilities ......................         4         4
                                                                     --        --

                                                                     47        23
                                                                     ==        ==


         Over the next three years, the Company plans to develop approximately 75 of its signature assisted living facilities in targeted secondary markets creating additional capacity of approximately 6,000 residents. The Company estimates that the cost to complete these signature assisted living facilities will be between $500 and $600 million. In addition, the Company expects that its need for financing to fund future acquisitions will be significant, although the timing and size of any future acquisitions cannot be predicted.

         In order to achieve its growth plans, the Company will be required to obtain substantial additional financing. The Company anticipates that it will use a combination of the net proceeds to the Company from its recently completed public offering, existing lease financing commitments and other arrangements with health care REITs, joint venture leasing arrangements with third parties, a working capital line of credit, future equity and debt financing and cash generated from operations to fund its development and acquisition activities. The estimated costs over the next three years of the Company's planned development and expansion are significantly in excess of estimated future cash flows from operations, proceeds from its recently completed public offering and existing REIT and other financing arrangements. There can be no assurance that any additional financing needed to fund the Company's growth plans will be available.

         Historically, the Company has generated revenues from three primary sources: patient services, resident services and other revenues. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care and other programs provided to patients in skilled nursing facilities as well as rehabilitation services provided to assisted living facility residents. Resident services include all revenues earned from services provided to assisted living facility residents except for therapies and home health care services provided by the Company's licensed agencies which are included in patient services revenues. Other revenues include development fees, management fees and miscellaneous other revenues. Development fees and management fees are earned for developing and managing assisted living facilities for REITs, and other owners or lessees. As the Company implements its business plan, management believes that the mix of the Company's revenues may change and that revenues from assisted living resident services and development activities will increase as a percentage of total revenues.

         The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs, and other direct facility expenses;
(ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses, development and pre-opening expenses and other overhead costs; (iii) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (iv) depreciation and amortization. In anticipation of its planned growth, the Company has made significant investments in its infrastructure during fiscal 1997 and 1998. These investments include attracting management and regional personnel and installing information systems to support and manage growth.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                       THREE MONTHS                   SIX MONTHS
                                                          ENDED                          ENDED
                                                        DECEMBER 31,                   DECEMBER 31,
                                                     -------------------           -------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Total revenue                                       100.0%         100.0%         100.0%         100.0%
Operating expenses:
     Facility operating expenses                     76.8           81.2           76.3           81.6
     General and administrative expense              13.8           10.4           13.9           12.1
     Lease expense                                   12.7           10.2           12.1           10.4
     Depreciation and amortization expense            3.4            1.3            2.5            1.5
                                                    -----          -----          -----          -----
Loss from operations                                 (6.7)          (3.1)          (4.8)          (5.6)
Other income (expense):
     Interest income                                  0.3            0.5            0.4            0.5
     Interest expense                                (2.9)          (2.0)          (2.1)          (2.6)
     Gain on sale                                    13.4             --            7.1             --
                                                    -----          -----          -----          -----
Income (loss) before income taxes                     4.1           (4.6)           0.6           (7.7)
Provision for income taxes                            0.1             --           (0.1)            --
                                                    -----          -----          -----          -----
Net income (loss)                                     4.0           (4.6)           0.5           (7.7)
                                                    =====          =====          =====          =====


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Total Revenue. Total revenue for the three months ended December 31, 1997 increased by $8,634,000 to $21,255,000 compared to $12,621,000 for the three months ended December 31, 1996. This increase was primarily the result of:
(i) revenues of $4,344,000 from facilities acquired subsequent to December 31, 1996; (ii) increased development and management fee revenues of $1,740,000 due to the Company's expanded development efforts; (iii) additional patient services revenue of $1,934,000 from increased ancillary charges at the Company's Missouri skilled nursing facilities; and

(iv) revenues from the Company's eight signature assisted living facilities which opened between May and December of 1997.

         Operating Expenses. Total operating expenses increased by $9,665,000 to $22,681,000 for the three months ended December 31, 1997 from $13,016,000 for the three months ended December 31, 1996. The increase in total operating expenses in the 1997 period is attributable primarily to: (i) increases in facility operating expenses as a result of new facilities which were developed and acquired; (ii) increases in administrative expenditures related to building the Company's infrastructure to support and manage its growth; and (iii) lease expense and depreciation.

         Facility operating expenses for the 1997 period increased by $6,071,000 to $16,322,000 from $10,251,000 for the 1996 period. The increase in the 1997 period results from the opening of the Company's eight signature assisted living facilities and the acquisition of 14 assisted living facilities and two nursing homes in 1997. As a percentage of total revenue, facility operating expenses were 76.8% for the 1997 period and 82.7% for the 1996 period.

         General and administrative expenses increased by $1,629,000 to $2,943,000 for the three months ended December 31, 1997 from $1,314,000 for the three months ended December 31, 1996. As a percentage of total revenue, these expenses increased to 13.8% for the 1997 period from 10.4% for the 1996 period. Of the $1,629,000 increase in general and administrative expenses in 1997, approximately $1,043,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated growth. The remaining $586,000 increase was attributable to increased marketing, consulting, accounting and rent due to expansion of existing corporate office space and other general expenses related to the Company's growth.

         Lease expense increased to $2,692,000 for the three months ended December 31, 1997 from $1,292,000 for the three months ended December 31, 1996, an increase of $1,400,000. This increase is the result of facility operating leases related to the acquisitions made, and development projects opened, subsequent to December 31, 1996. As a percentage of total revenue, these expenses totaled to 12.7% for the 1997 period and 10.2% for the 1996 period.

         Depreciation and amortization increased by $565,000 to $724,000 for the three months ended December 31, 1997 from $159,000 for the three months ended December 30, 1996. This increase resulted from the additional depreciation and amortization on assets acquired and goodwill recorded as a result of acquisitions.

         Other Income (Expense). Interest expense increased by $364,000 to $615,000 for the three months ended December 31, 1997 from $251,000 for the three months ended December 31, 1996. This was due to the $23,625,000 of bridge financing incurred for the purchase of five assisted living facilities during the quarter ended December 31, 1997. The Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy in October 1997 for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000.

         Provision for Income Taxes. Income tax expense of $30,000 for the 1997 period and $3,000 for the 1996 period resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

         Net Income (Loss). The Company's net income increased to $849,000 for the three months ended December 31, 1997 from a net loss of $(583,000) for the three months ended December 31, 1996, an increase of $1,432,000. This increase in net income resulted primarily from the aggregate effects of: (i) the pharmacy gain of $2,858,000; (ii) income from acquisitions completed subsequent to December 31, 1996 of $93,000; (iii) start up losses of $1,350,000 from the Company's eight signature assisted living facilities opened subsequent to December 31, 1996; and (iv) increased losses of the Wisconsin facilities totaling $288,000.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

         Total Revenue. Total revenue for six months ended December 31, 1997 increased by $23,400,000 to $40,393,000 from $16,993,000 for the six months ended December 31, 1996. This increase was primarily the result of additional revenues of $19,277,000 from facilities acquired during, or after, the 1996 period and increased development and management fee revenues of $3,298,000 from the Company's expanded development efforts.

         Operating Expenses. Total operating expenses for the six months ended December 31, 1997 increased by $24,401,000 to $42,345,000 from $17,944,000 for the six months ended December 31, 1996. As a percentage of total revenue, total operating expenses decreased to 104.8% in the 1997 six-month period from 105.6% in the 1996 six-month period. The increase in total operating expenses in the 1997 period is attributable primarily to the increase in the number of facilities and the administrative expenditures related to building the Company's infrastructure to support and manage its growth.

         Facility operating expenses for the six months ended December 31, 1997 increased by $16,947,000 to $30,814,000 from $13,867,000 for the six months ended December 31, 1996. As a percentage of total revenue, facility operating expenses decreased to 76.3% in 1997 from 81.6% in 1996. The increase in facility operating expenses in 1997 is attributable primarily to the increase in the number of facilities.

         General and administrative expenses for the six months ended December 31, 1997 increased by $3,561,000 to $5,622,000 from $2,061,000 for the six months ended December 31, 1996. As a percentage of total revenue, these expenses decreased to 13.9% in the 1997 six-month period from 12.1% in the 1996 six-month period. Of the $3,561,000 increase in general and administrative expenses in 1997, approximately $2,245,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated growth. The remaining $1,316,000 was attributable to marketing, consulting, development, travel, preopening, accounting and rent due to expansion of existing corporate office space and other general expenses related to the Company's growth.

         Lease expense for the 1997 six-month period increased by $3,137,000 to $4,904,000 from $1,767,000 in the 1996 six-month period. As a percentage of total revenue, these expenses increased to 12.1% in the 1997 six-month period from 10.4% in the 1996 six-month period as a result of the facility operating leases related to the facilities developed and acquired in 1997.

         Depreciation and amortization expense for 1997 increased by $756,000 to $1,005,000 from $249,000 in 1996. This increase resulted from the additional depreciation and amortization on assets acquired and goodwill recorded as a result of acquisitions.

         Other Income (Expense). Interest income for 1997 increased by $96,000 to $175,000 from $79,000 in 1996. The increase is attributable to the higher level of invested funds due to receipt of proceeds from the sale of shares of Series B Convertible Preferred Stock in September 1996 and April 1997. Interest expense for 1997 increased by $418,000 to $852,000 from $434,000 in 1996. This was due to the $23,625,000 of bridge financing incurred for the purchase of five assisted living facilities during the quarter ended December 31, 1997, and to a full six months interest on a $3,115,000 mortgage from the acquisition of two Missouri nursing homes on August 31, 1996. The Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy in October 1997 for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000.

         Provision for Income Taxes. Income tax expense in 1997 increased by $31,000 to $37,000 from $6,000 in 1996. The increase resulted from an increase in taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

         Net Income (Loss). Net income for 1997 increased to $192,000 from a net loss of $(1,312,000) in 1996, an increase of $1,504,000. This increase is primarily attributable to: (i) the pharmacy gain of $2,858,000; (ii) income from acquisitions completed subsequent to December 31, 1997 of $380,000; (iii) start-up losses of $1,663,000 from the Company's eight signature assisted living facilities opened subsequent to December 31, 1996; and (iv) increased losses of the Wisconsin facilities totaling $262,000.

LIQUIDITY AND CAPITAL RESOURCES

  General

         On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, the 5,009,750 shares of Series B Preferred Stock and the 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 common shares (reflective of the three-for-four common stock split effective October 14, 1997). In connection with the Offering the Company granted the underwriters an option to purchase 1,050,000 additional common shares at $6.50 per share. The closing for this option was on March 17, 1998. After the Offering, the conversion of the preferred stock and the exercise of the underwriter's option the Company has 16,695,343 common shares outstanding. These transactions generated net proceeds to the Company of approximately $46,362,000 net of costs and underwriting discounts and commissions. The proceeds were used to repay indebtedness of approximately $29,473,000 incurred to fund the purchase of four acquisitions completed from October 1997 through January 1998. The balance of the offering will be used for general corporate purposes, additional debt retirement, and possible future acquisitions. In connection with the additional debt retirement the Company may be required to pay certain fees.

         The Company completed the sale of the assets of the Pharmacy for net proceeds of approximately $4,700,000 in October 1997. Due to the Company's NOL carryforwards and other book/tax timing differences, no federal taxes are expected to be paid on the gain realized.

         The Company has entered into non-binding letters of intent aggregating $365 million with four health care REITs and one other lender (combined the "Owners"). These letters of intent represent arrangements whereby the Owners will fund development projects or acquisitions and the Company will develop assisted living facilities, or the Owners will acquire existing facilities identified by the Company and lease them to the Company. Initial lease rates under these arrangements are expected to range from 3.2% to 3.4% over the 10-year Treasury rate. Specific development projects and acquisitions require approval of the Owners prior to the financing of a transaction. At December 31, 1997 approximately $295 million of the $365 million had not been utilized and remained available to fund project development. The Company plans to utilize approximately $60 million for new development project commitments during the quarter ended March 1998.

         The Company's lease arrangements are generally for initial terms of 10 to 15 years with aggregate renewal option periods ranging from 15 to 25 years and provide for contractually fixed rent plus additional rent, subject to certain limits. The additional rent is capped at 2% or 3% of the prior year's total rent depending on the REIT involved and is based on either the annual increase in revenues of the facility or the increase in the consumer price index. The Company's lease arrangements generally contain a purchase option at the end of the initial lease term and each renewal term to purchase the facility at its fair market value. Certain of the Company's lease arrangements limit the Company's right to operate other senior care facilities within a ten mile radius of the leased facility during the term of the lease and for a period of up to five years thereafter.

         To date, the Company has developed assisted living facilities for health care REITs. The Company has leased the facilities from the REITs when construction has been completed. The Company's recent and future development projects involve or are expected to involve entering into development agreements with third party owners, which are, or are expected to be, health care REITs. An independent third-party company (the "Operator/Lessee") will lease the assisted living facility from the REIT when construction has been completed. The Company expects to manage the assisted living facility pursuant to a management agreement with the Operator/Lessee. Each management agreement provides or is generally expected to provide for annual fees approximating 6.0% of net revenue of the facility. In exchange for an option payment the Company will have the option to purchase the stock or assets of the Operator/Lessee for fair market value at any time during the term of the management agreement. On January 1, 1998, the Company sold certain assets and assigned the leasehold interests of ten of its operating subsidiaries to Operator/Lessees for an aggregate price of approximately $2,515,000.

         The Company leases most of its facilities under longterm operating leases. Lease obligations for fiscal 1998 are approximately $8,300,000. The Company's financing documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, (iii) prohibit the Company from operating competing facilities within a ten mile radius of the leased or mortgaged facilities.

         The Company has obtained a commitment from a bank for a $10,000,000 line of credit to be secured by the accounts receivable of its skilled nursing operations. The line of credit will be for a term of three years and outstanding borrowings will bear interest at the lessor of LIBOR plus 2.75% or prime rate plus 0.5%. The Company will be able to draw on this line of credit to the extent of its eligible receivables, which were approximately $3,500,000 at December 31, 1997. The Company is currently evaluating its financing options before entering into this line of credit facility and may choose to pursue other banking arrangements.

         The estimated cost to complete and achieve stabilized occupancy of the approximately 75 new signature assisted living facilities targeted for completion over the next three years, is between $500,000,000 and $600,000,000 which substantially exceeds the existing financing available to the Company. The Company currently estimates that the net proceeds of the Offering, together with its existing financing commitments, will be sufficient to fund its development and acquisition programs for the next 12 to 18 months. There can be no assurance that any additional financing needed to fund the Company's growth plans will be available or that the Company will not require or seek additional financing.

  Operating Activities

         For the six months ended December 31, 1997, operating activities used cash of $3,967,000. This decrease resulted from (i) the net income adjusted for depreciation and amortization, deferred taxes and the gain on sale of assets of $1,645,000; (ii) the increase of $1,682,000 in accounts receivable from patient services due to increased per diem reimbursements and rehabilitation therapy volume; and (iii) the increase in deferred costs and other current assets of $3,868,000 resulting from the Company's substantial development activities. These decreases were partially offset by an increase in accounts payable and other current liabilities of $3,228,000.

         For the six months ended December 31, 1996, operating activities used cash of $323,000. This decrease resulted from: (i) the net loss adjusted for depreciation and amortization of $1,063,000; (ii) the increase of $1,463,000 in accounts receivable from patient services due to increased per diem reimbursements and rehabilitation therapy volume; and (iii) the increase in deferred costs and other current assets of $1,615,000 resulting from the Company's substantial development activities. These decreases were partially offset by an increase in accounts payable and other current liabilities of $3,818,000.

  Financing Activities

         During the six months ended December 31, 1997 the Company obtained bridge financing in the amount of $23,625,000 to finance three acquisitions (five facilities) that took place between October and December 1997. This debt was repaid from the proceeds of the offering and therefore, has been classified as long-term on the balance sheet in accordance with Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced. During the six months ended December 31, 1996 the Company had net cash provided from financing activities of $7,322,000. This was primarily comprised of proceeds from the issuance of Series B Preferred Stock in the amount of $6,833,000.

         In connection with the lease or debt financing of the Company's acquisitions, the REIT lease and debt financings included required lease deposits or debt service reserves that range from three to six months' rent or debt service. These lease deposits or debt service reserves are recorded as restricted investments. For leasing transactions, the Company owns the restricted investment, pays rent on funds advanced by the REIT and amortizes the lease liability as a corresponding reduction of rent expense in the period when the related rent is expensed.

  Investing Activities

         For the six months ended December 31, 1997, the Company's investing activities used $22,310,000. This includes (i) asset purchases of $23,527,000 including goodwill of the three acquisitions (five facilities); (ii) purchases of property and equipment of $1,543,000; (iii) deposits of restricted funds of $769,000; and
(iv) increases in other assets of $720,000. These uses were partially offset by the initial payment for the sale of the pharmacy in the amount of $4,249,000.

         For the six months ended December 31, 1996, the Company's investing activities used $2,515,000 including (i) amounts paid for acquisitions of $845,000; (ii) purchases of property and equipment of $523,000; (iii) deposits of restricted funds of $189,000; and (iv) increases in other assets of $958,000.

COMPLETED ACQUISITIONS AND DIVESTITURE

         In October 1997, the Company purchased the assets and business of Feltrop's Personal Care Home, a 92-bed assisted living facility in Pennsylvania for approximately $5,842,000 including transaction costs. This acquisition has been accounted for using the purchase method and the goodwill of approximately $1,550,000 is being amortized over 40 years. This acquisition was financed through a bridge financing arrangement with a REIT that was repaid with proceeds from the Offering.

         The Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of the Pharmacy in October 1997 for approximately $4,700,000, net of estimated transaction costs.

         In October 1997, the Company purchased the assets and business of Butler Senior Care that is comprised of three assisted living facilities located in Pennsylvania with a capacity of 172 residents. The purchase price was approximately $9,554,000, including transaction costs. This acquisition has been accounted for using the purchase method and the goodwill of $3,250,000 is being amortized over 40 years. The asset purchase agreement provides for additional purchase price payments of up to $4,100,000 contingent upon achieving certain future targeted operating results. This acquisition was financed through a bridge financing arrangement with a REIT, which was repaid with proceeds from the Offering.

         The Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center acquisition, which occurred on December 1, 1997, involved the purchase of the assets and business of a 117-bed assisted living facility. The purchase price was approximately $8,549,000, including transaction costs. This acquisition has been accounted for using the purchase method and the goodwill of approximately $3,320,000 is being amortized over 40 years. This acquisition was financed with bridge financing with a health care REIT that was repaid with proceeds from the Offering.

         The Gethsemane Affiliates acquisition, which occurred on January 2, 1998, involved the purchase of the assets of a 66-bed skilled nursing facility and a 51-bed assisted living facility which were accounted for as purchases. The purchase price was approximately $5,528,000 for the skilled nursing facility, including transaction costs. This acquisition was financed with bridge financing with a REIT that was repaid with proceeds from the Offering. The agreement for the assisted living facility provides for a purchase price of up to $1,200,000 based upon a multiple (5.80 times) of the Gethsemane assisted living facility's annualized net operating income for the period from the closing date through June 30, 1998. This payment is expected to be made during the quarter ending September 30, 1998 and will be recorded as additional goodwill. Goodwill of approximately $550,000 (excluding any contingent payments) will be recorded for the skilled nursing facility acquisition and amortized over 40 years.

PLANNED DIVESTITURE

         In June 1997, the Company committed to a plan for the disposal of its seven Wisconsin assisted living facilities.

RISK FACTORS

         This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed below.

LIMITED OPERATING HISTORY

         The Company was formed in April 1995 and has a limited operating history. Although the Company had net income of $192,000 for the six months ended December 31, 1997, the Company incurred losses of $10,000, $909,000, $4,492,000 for its fiscal years ended June 30, 1995 (from inception at April 17, 1995), 1996 and 1997, respectively. Accordingly, there can be no assurance that the Company will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

IMPLEMENTATION OF STRATEGIES

         To date, the Company's growth has been primarily attributable to acquisitions of assisted living and skilled nursing facilities. The Company's first signature assisted living facility opened in May 1997. The Company has opened nine additional signature assisted living facilities through February 1998. The Company intends to develop a "Balanced Care Continuum" through the development and selective acquisition of additional assisted living facilities and, where appropriate, skilled nursing facilities, as well as the provision of medical rehabilitation, home health care and skilled nursing services. The Company expects that the number and types of facilities and business operations that it owns, operates or manages will increase substantially if the Company is successful in implementing its strategies. Implementation of the Company's strategies will place a significant burden on the Company's management resources and require the development, implementation and continual enhancement of sufficient operational, resident care, financial and management information systems. Successful implementation of the Company's strategies will also depend on its ability to carry out its development plans and to effect acquisitions and alliances and to attract, motivate and retain management, professional, marketing and other key personnel. There can be no assurance that its strategies can be implemented successfully or that sufficient management resources and operational, resident or patient care, financial and management information systems will be available. If the Company is unable to effectively implement its strategies or to manage its growth, its business, results of operations and financial condition could be materially and adversely affected.

NEED FOR ADDITIONAL CAPITAL

         The Company will need to obtain substantial additional capital resources to fund its development and acquisition strategy as well as its working capital needs to fund the growth in its operations. The estimated cost to complete the facilities planned for development over the next three years is estimated to range from $500 to $600 million, which substantially exceeds the financial resources currently available to the Company. Accordingly, the Company's future growth will depend on its ability to obtain additional development, acquisition and working capital financing on acceptable terms. The Company may seek additional financing through public or private financing sources, including equity, debt or lease financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient development, acquisition and working capital financial resources could result in the Company delaying or eliminating all or some of its development projects and acquisition plans or otherwise slowing the growth of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

ASSISTED LIVING FACILITY DEVELOPMENT, CONSTRUCTION AND OCCUPANCY RISKS

         To date, the Company has developed, built and opened 10 of its signature assisted living facilities. The Company plans to develop approximately 75 Company-designed assisted living facilities with an aggregate capacity of approximately 6,000 residents over the next three years. Achievement of these development goals will depend upon a number of factors, including the Company's ability to acquire suitable development sites at acceptable prices, to obtain adequate financing on acceptable terms, to obtain zoning, land use, building, occupancy, licensing and other required governmental permits on a timely basis, and to control construction costs and project completion schedules. In addition, numerous factors outside the Company's control will impact the successful implementation of its development plans, including competition for site acquisitions, shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the method of applying such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes and adverse weather. There can be no assurance that the

Company will not encounter delays in its development program or that it will be successful in developing and constructing planned or additional assisted living facilities or that completed facilities will achieve targeted occupancy rates or otherwise be economically successful. The Company's inability to achieve its development plans or the delay of those plans could have a material adverse effect on its business, results of operations and financial condition.

ACQUISITION RISKS; DIFFICULTIES OF INTEGRATION

         To date, the Company's growth has been primarily attributable to acquisitions. The Company plans to continue to expand its business through acquisitions. Pursuit of an acquisition strategy entails the risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. The Company's success in effecting acquisitions will depend on numerous factors, including its ability to identify suitable acquisition candidates and negotiate acceptable purchase terms, the competition for acquisitions, the Company's ability to finance acquisitions, and the availability of appropriate government licenses and approvals. Successful integration of acquired businesses will depend on the Company's ability to effect any required changes in operations or personnel, and may require renovation or other capital expenditures or the funding of unforeseen liabilities. There can be no assurance that the Company will consummate future acquisitions, that operations of acquired facilities can be successfully integrated or that acquired operations will be profitable.

SUBSTANTIAL FIXED CHARGES; PLEDGE OF ASSETS

         The Company leases most of its facilities under long-term operating leases. Leases generally provide for rent increases and require the Company to pay taxes, utilities and insurance obligations. The Company intends to continue to finance the development of its properties through a combination of operating leases and mortgage financing and thus expects that the amount of its lease-related and debt service obligations will increase as the Company pursues its growth strategy. As a result, an increasing portion of the Company's cash flow will be devoted to lease payments and debt service, which will reduce the amount of cash flow otherwise available to support the Company's growth. Such leases and mortgages also typically contain rent coverage and other financial covenants. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required lease and debt service payments or that the financial performance of the Company or of particular subsidiaries or facilities will be adequate to meet applicable financial covenants. Any payment or other default could cause a lender to foreclose upon any collateral securing the indebtedness or, in the case of an operating lease, could terminate the lease, resulting in a loss of revenue and asset value to the Company. In certain cases, indebtedness secured by real estate of a facility is also secured by a pledge of the Company's operating interest in the facility and, in certain other cases, indebtedness and facility leases are secured by a pledge of stock of certain of the Company's subsidiaries. Since most of the Company's leases and financing agreements contain cross-default and cross-collateralization provisions, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's other obligations and properties.

GOVERNMENT REGULATION

         The health care industry is subject to extensive federal and state regulation and frequent regulatory change. Federal, state and local laws governing long-term care and other services provided to seniors address, among other things, adequacy of medical care, distribution of pharmaceuticals, operating policies and licensing and certificate of need requirements. Long-term care facilities are also periodically inspected to assure continued compliance with various standards and licensing requirements under state law. There are currently no federal laws or regulations specifically defining or regulating assisted living facilities. However, while many states have not yet enacted specific assisted living laws or regulations, the Company's assisted living facilities are subject to state regulation, licensing, approvals by state and local health, welfare and social service agencies and other regulatory authorities and compliance with building codes and environmental laws. In addition, in several states, including Arkansas, Missouri, New Jersey and North Carolina, certificate of need laws apply to assisted living facilities. Certificate of need or similar laws require that a state agency approve certain acquisitions and determine that a need exists for certain services, the addition of beds and capital expenditures or other changes. North Carolina also recently imposed a moratorium on the addition of adult care home beds, subject to certain exceptions where binding commitments have been made to establish or expand an adult care home facility. When the issuance or renewal of certificates of need or other similar government approvals are required, changes in existing laws or adoption of new laws could adversely affect the Company's development or acquisition strategy and/or its operations if it is unable to obtain such certificates of need approvals or renewals thereof. Also, health care providers have been subjected to increasing scrutiny under anti-trust laws as the integration and consolidation of the health care industry increases and affects competition. Regulation of the assisted living industry is evolving. The Company cannot predict the content of new regulations and their effect on its business. There can be no assurance that regulatory or other legal developments will not affect adversely the Company's business, results of operations and financial condition.

         Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues "special fraud alerts" which address specific areas of concern, including a June 1995 alert that related to fraudulent practices in the provision of home health care. The alert identified fraudulent home health care practices such as cost report fraud, billing for excessive services or services not rendered, use of unlicensed or untrained staff and kickbacks. Additionally, federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. If the Company elects to become a Medicaid provider with respect to its assisted living facilities, such entities would become subject to all of the requirements applicable to Medicaid providers, including the anti-fraud and abuse legislation. Although the Company believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

         The Americans with Disabilities Act of 1990 requires all places of public accommodation to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties comply with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made more quickly than anticipated, additional costs will be incurred by the Company. Further legislation may impose additional burdens or restrictions relating to access by disabled persons. The costs of complying with any new legislation could be substantial.

HEALTH CARE REFORM

         In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the Health Care Financing Administration ("HCFA"), enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of

Medicaid, could adversely affect the Company's business, results of operations and financial condition. The Company's skilled nursing facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in Missouri and Pennsylvania exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of long-term care facilities. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's long-term care facilities could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. The Company cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the Common Stock in the future.

GEOGRAPHIC CONCENTRATION OF BUSINESS

         Currently, a substantial portion of the Company's facilities, including facilities under construction and development are located in Pennsylvania and Missouri. As part of its strategy, the Company intends to continue to develop and acquire facilities in Pennsylvania and Missouri, as well as other states. Until the Company's operations become more geographically dispersed, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation and under development. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

LIABILITY AND INSURANCE

         Providing health care services involves an inherent risk of liability. Participants in the senior living and health care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company currently maintains liability insurance intended to cover medical malpractice, wrongful death and other claims which it believes is adequate and in keeping with industry practice. However, claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance (e.g., claims for punitive damages) may arise. A successful claim against the Company not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's reputation and its ability to attract residents or expand its business. The Company's insurance policies generally must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

COMPETITION

     The senior living and health care industry is highly competitive and the Company believes that competition in its current and targeted markets will continue to increase. The Company faces current and prospective competition for residents and patients and for employees from numerous local, regional and national providers of facility-based assisted living and long-term care, as well as rehabilitation therapy and home-based health care providers. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than the Company. There are currently few regulatory and other barriers to entry into the assisted living industry. If the development of new assisted living facilities surpasses the demand for such facilities in particular markets, such markets could become saturated. The Company also expects to compete for acquisitions of additional assisted living and long-term care facilities and other senior health care operations. Competition could limit the Company's ability to attract residents and patients and expand its business and could have a material adverse effect on the Company's business, results of operations and financial condition.

ENVIRONMENTAL RISKS

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances that may be located on, in or under the property. These laws and regulations may impose liability regardless of whether the owner or operator was responsible for, or knew of, the presence of the hazardous or toxic substances. The liability of the owner or operator and the cost of any required remediation or removal of hazardous or toxic substances could be substantial and is generally not limited. The presence of hazardous or toxic substances in or under such properties could also subject the Company to lawsuits by or liability to adjacent property owners, residents of the facilities or employees who are injured by contamination. The presence of hazardous or toxic substances at any property held or operated by the Company in the future could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if contamination is found, it could adversely affect the Company's ability to continue to operate, to lease or to sell the contaminated property or to use that property as collateral for future loans.

DEPENDENCE ON KEY PERSONNEL

         The Company's success to date has been significantly dependent on the contributions of Brad E. Hollinger, the Company's Chairman of the Board, President and Chief Executive Officer and one of its founders, and the loss of his services could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's success also depends to a significant extent upon a number of other key employees of the Company. The Company is party to employment agreements with Mr. Hollinger and several other key employees. The loss of the services of one or more other key employees also could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

LABOR COSTS

         The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. Currently, none of the Company's employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur labor costs higher than those of competitors with non-union employees. The Company's business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

                           PART II - OTHER INFORMATION

ITEM 2:          CHANGES IN SECURITIES AND USE OF PROCEEDS

                 (A) Not Applicable

                 (B) Not Applicable

                 (C) Not Applicable

                 (D) The Company's Registration Statement on Form S-1 (No. 333-37833) (The "Registration Statement") relating to the offering of 7,000,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), plus an additional 1,050,000 shares of common stock to cover an over-allotment option granted to the underwriters, was declared effective on February 11, 1998. The offering commenced on such date and has terminated after the sale of all 8,050,000 shares of common stock registered in the Registration Statement, at a price of $6.50 per share or $52,325,000 in the aggregate. Expenses for underwriting discounts and commissions totaled $3,663,000 and other offering expenses are estimated at $2,300,000. Net proceeds to the Company after deducting total expenses were approximately $46,362,000. Net proceeds were used to repay indebtedness of $29,473,000 incurred to fund the purchase of four completed acquisitions and will be applied to repay outstanding long-term indebtedness of $8,151,000. In connection with such repayment the Company may be required to pay certain fees. The balance will be used for general corporate purposes, including working capital, additional debt repayments and possible future acquisitions. The managing underwriters for the offering were BancAmerica Robertson Stephens, B.T. Alex Brown and Salomon Smith Barney.


ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K


                 (A)     Exhibits

                         None

                 (B)     Reports on Form 8-K


                         The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BALANCED CARE CORPORATION




Date:    March  27, 1998               By: /s/ Paul Kruis
                                       Paul Kruis
                                       Chief Financial Officer