Form 10-Q
period 1998-03-31
BALANCED CARE CORP
filed 1998-05-15
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

                         COMMISSION FILE NUMBER: 1-13845

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                    OUTSTANDING AT MAY 11, 1998
Common Stock, $.001 par value                                 16,695,343

                            BALANCED CARE CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1:

    FINANCIAL STATEMENTS                                                    Page

         Consolidated Balance Sheets as of March 31, 1998 and                  3
                  June 30, 1997

         Consolidated Statements of Operations for the three months ended      4
                  March 31, 1998 and 1997

         Consolidated Statements of Operations for the nine months ended       5
                  March 31, 1998 and 1997

         Consolidated Statement of Stockholders' Equity for the nine months    6
                  Ended March 31, 1998

         Consolidated Statements of Cash Flows for the nine months ended       7
                  March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                            8

ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    11
         CONDITION AND RESULTS OF OPERATIONS

                           PART II - OTHER INFORMATION

ITEM 2:

         CHANGES IN SECURITIES AND USE OF PROCEEDS                            26

ITEM 6:

         EXHIBITS AND REPORTS ON FORM 8-K                                     26
         (A)Exhibits
         (B)Reports on Form 8-K

ITEM 1: FINANCIAL STATEMENTS

                           BALANCED CARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   March 31         June 30
                                                                                       1998            1997
                                                                                 (unaudited)
                                                                                   --------        --------
                                             ASSETS
Current assets:
      Cash and cash equivalents                                                    $ 20,311        $  7,908
      Accounts receivable (net of allowance for doubtful
        accounts of $930 and $330, respectively)                                      7,579           6,679
      Deferred costs                                                                  5,090           2,062
      Prepaid expenses and other current assets                                       5,362             945
      Assets held for sale                                                            2,800           4,801
                                                                                   --------        --------
                        Total current assets                                         41,142          22,395
Restricted investments                                                                1,875           1,825
Property and equipment, net                                                          26,679           4,115
Goodwill, net                                                                        13,147           2,219
Other assets                                                                          1,658           2,463
                                                                                   --------        --------
                        Total assets                                               $ 84,501        $ 33,017
                                                                                   ========        ========
                        LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt                                            $    285        $     97
      Accounts payable                                                                5,651           5,929
      Accrued payroll                                                                 2,009           1,818
      Accrued expenses and other liabilities                                          4,157           1,251
                                                                                   --------        --------
                        Total current liabilities                                    12,102           9,095
Deferred tax liabilities                                                                274              --
Long-term debt, net of current portion                                                8,290           8,177
Straight-line lease liability                                                         3,090           3,133
Other liabilities                                                                     1,045             807
                                                                                   --------        --------
                        Total liabilities                                            24,801          21,212
                                                                                   --------        --------
Redeemable preferred stock:
      Series B authorized - 5,009,750 shares, issued and outstanding - 0 and
        5,009,750 shares at March 31, 1998 and June 30, 1997, respectively, at redemption value which includes accretion of $1,267
        at June 30, 1997                                                                 --          13,249
                                                                                   --------        --------
Stockholders' equity (deficit):
      Preferred stock, $.001 par value; 5,000,000 shares
      authorized; none issued and outstanding                                            --              --
      Preferred stock, Series A authorized - 1,150,958 shares; issued and outstanding - 0 and 1,150,958 shares at March 31, 1998 and
      June 30, 1997, respectively                                                        --               1
      Common stock, $.001 par value - authorized - 50,000,000
      shares; issued and outstanding - 16,695,343 and 4,024,812
      shares at March 31, 1998 and June 30, 1997, respectively                           17               5
      Additional paid-in capital                                                     63,555           3,961
      Accumulated deficit                                                            (3,872)         (5,411)
                                                                                   --------        --------
                        Total stockholders' equity (deficit)                         59,700          (1,444)
                                                                                   --------        --------
                        Total liabilities and stockholders' equity                 $ 84,501        $ 33,017
                                                                                   ========        ========

          See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three months ended March 31
                                                      ---------------------------
                                                           1998            1997
                                                     (unaudited)     (unaudited)
                                                       --------        --------
Revenues:
      Patient services                                 $ 14,848        $ 12,683
      Resident services                                   5,202           1,926
      Development and management fees                     5,039             321
      Other revenues                                        197              23
                                                       --------        --------
                        Total revenues                   25,286          14,953
                                                       --------        --------
Operating expenses:
      Facility operating expenses:
        Salaries, wages and benefits                      8,753           5,716
        Other operating expenses                          8,584           6,221
      General and administrative expense                  3,042           1,517
      Lease expense                                       2,258           1,691
      Depreciation and amortization expense                 538             190
                                                       --------        --------
                        Total operating expenses         23,175          15,335
                                                       --------        --------
      Income (loss) from operations                       2,111            (382)
      Other income (expense):
        Interest and other income                           235              68
        Interest expense                                   (727)           (233)
                                                       --------        --------
      Income (loss) before income taxes                   1,619            (547)
      Provision for income taxes                            272               4
                                                       --------        --------
      Net income (loss)                                $  1,347        $   (551)
                                                       ========        ========
      Pro Forma Basic EPS                              $   0.11        $  (0.07)
                                                       ========        ========
      Pro Forma Diluted EPS                            $   0.10        $  (0.07)
                                                       ========        ========
      Weighted average shares - Basic                    12,554           7,351
                                                       ========        ========
      Weighted average shares - Diluted                  13,897           7,351
                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Nine months ended March 31
                                                      --------------------------
                                                           1998             1997
                                                     (unaudited)      (unaudited)
                                                       --------        --------
Revenues:
      Patient services                                 $ 43,999        $ 27,143
      Resident services                                  12,769           4,151
      Development and management fees                     8,622             606
      Other revenues                                        289              46
                                                       --------        --------
                        Total revenues                   65,679          31,946
                                                       --------        --------
Operating expenses:
      Facility operating expenses:
        Salaries, wages and benefits                     23,438          12,339
        Other operating expenses                         24,713          13,465
      General and administrative expense                  8,664           3,578
      Lease expense                                       7,162           3,458
      Depreciation and amortization expense               1,543             439
                                                       --------        --------
                        Total operating expenses         65,520          33,279
                                                       --------        --------
      Income (loss) from operations                         159          (1,333)
      Other income (expense):
        Interest and other income                           410             145
        Interest expense                                 (1,579)           (665)
        Gain on sale of assets                            2,858              --
                                                       --------        --------
      Income (loss) before income taxes                   1,848          (1,853)
      Provision for income taxes                            309              10
                                                       --------        --------
      Net income (loss)                                $  1,539        $ (1,863)
                                                       ========        ========
      Pro Forma Basic EPS                              $   0.16        $  (0.30)
                                                       ========        ========
      Pro Forma Diluted EPS                            $   0.14        $  (0.30)
                                                       ========        ========
      Weighted average shares - Basic                     9,929           6,135
                                                       ========        ========
      Weighted average shares - Diluted                  11,187           6,135
                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                 PREFERRED A STOCK   COMMON STOCK
                                                                            PAR      ISSUED    PAR     PAID-IN   ACCUM.
                                                                 SHARES     VALUE    SHARES    VALUE   CAPITAL   DEFICIT    TOTAL
                                                                 -------   -------   -------  -------  -------   -------   -------
Balance at June 30, 1997                                           1,151         1     4,025  $     5    3,961    (5,411)   (1,444)
Issuance of common stock                                              --        --     8,050        7   46,349        --    46,356
Conversion of Preferred Stock                                     (1,151)       (1)      863        1       --        --        --
Accretion of redemption value attributable to Preferred B Stock       --        --        --       --   (1,253)       --    (1,253)
Conversion of Preferred B Stock                                       --        --     3,757        4   14,498        --    14,502
Net Income                                                            --        --        --       --       --     1,539     1,539
                                                                 -------   -------   -------  -------  -------   -------   -------
Balance at March 31, 1998                                             --        --    16,695  $    17   63,555    (3,872)   59,700
                                                                 =======   =======   =======  =======  =======   =======   =======

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               Nine Months Ended March 31
                                                                               --------------------------
                                                                                    1998            1997
                                                                              (unaudited)     (unaudited)
                                                                                --------        --------
Cash Flows from Operating Activities:
Net income (loss)                                                               $  1,539        $ (1,863)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                                1,543             439
      Deferred income taxes                                                          274              --
      Gain on sale of assets                                                      (2,858)             --
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                             (959)         (2,243)
        Decrease (increase) in deferred costs                                     (3,028)             33
        Decrease (increase) in prepaid expenses and other current assets          (4,558)            102
        Increase in accounts payable, accrued payroll and
        accrued expenses                                                             858           2,286
                                                                                --------        --------
                        Net cash used for operating activities                    (7,189)         (1,246)
                                                                                --------        --------
Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                 7,029              --
      Purchases of property and equipment                                         (2,402)           (956)
      Increase in restricted investments                                             (50)         (1,272)
      Increase in deferred financing costs                                        (1,108)         (3,608)
      Decrease (increase) in other assets                                            686          (1,571)
      Acquisitions, net of cash acquired                                         (30,678)         (5,305)
                                                                                --------        --------
                        Net cash used for investing activities                   (26,523)        (12,712)
                                                                                --------        --------
Cash Flows from Financing Activities:
      Proceeds from issuance of long-term debt                                       174           3,226
      Payments on long-term debt                                                    (111)            (49)
      Proceeds from issuance of common stock                                      46,356              --
      Proceeds from issuance of Series A preferred stock                              --             451
      Proceeds from issuance of Series B preferred stock                              --          11,982
      Issuance of notes payable                                                   29,675           1,476
      Payments on notes payable                                                  (29,675)         (1,476)
      Increase (decrease) in other liabilities                                      (304)          3,576
                                                                                --------        --------
                        Net cash provided by financing activities                 46,115          19,186
                                                                                --------        --------
      Increase in cash and equivalents                                            12,403           5,228
      Cash and cash equivalents at beginning of period                             7,908             567
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $ 20,311        $  5,795
                                                                                ========        ========
Supplemental Cash Flow Information:
      Cash paid during the period for interest                                  $  1,576        $    675
                                                                                ========        ========
      Cash paid during the period for income taxes                              $     85        $     --
                                                                                ========        ========
Supplemental Non-cash Investing and Financing Activities:
      Assets and lease obligations capitalized                                  $    238        $     --
                                                                                ========        ========
      Fair value of stock purchase warrants granted to a lender                 $     --        $    898
                                                                                ========        ========
      Accretion of preferred B stock                                            $  1,253        $    641
                                                                                ========        ========
      Acquisitions:
        Fair value of assets acquired                                           $(30,821)       $(10,028)
        Liabilities assumed                                                          143           2,658
        Fair value of stock issued                                                    --           2,065
                                                                                --------        --------
        Consideration paid for acquisitions                                     $(30,678)       $ (5,305)
                                                                                ========        ========

See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Background

         Balanced Care Corporation ("BAL" or "the Company") was incorporated in April 1995 and is engaged in the development and acquisition of assisted living facilities and selective acquisitions of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, home health care and skilled nursing. As of March 31, 1998, the Company operated 38 assisted and independent living communities (of which nine were managed) and 13 skilled nursing facilities. Also at March 31, 1998 the Company had 19 assisted living communities under construction, all of which were being developed for other operator/lessees and will be managed by the Company upon completion.

(b) Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         The financial statements as of, and for the three and nine month periods ended, March 31, 1998 and 1997, are unaudited, but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1997 as contained in the Company's registration statement on Form S-1 (1933 Act File #333-37833).

2. INITIAL PUBLIC OFFERING

         On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock, par value $.001 par share ("Common Stock") at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, the 5,009,750 shares of Series B Preferred Stock and the 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four Common Stock split effective October 14, 1997).

         In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. After the consummation of the Offering, the conversion of the preferred stock and the exercise of the underwriters option, the Company had 16,695,343 shares of Common Stock outstanding.

3. PRO FORMA RESULTS OF OPERATIONS

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the respective periods. The acquired businesses and their respective acquisition dates were Foster Health Care Affiliates in August 1996, Keystone Affiliates in January 1997, Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in May and August 1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997, Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997 and Gethsemane Affiliates in January 1998. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                           NINE MONTHS ENDED
                                                               MARCH 31
                                                           1998            1997
                                                       --------        --------
Revenue ........................................       $ 70,055        $ 53,531
Expense ........................................        (68,730)        (56,123)
                                                       --------        --------
Net income (loss) ..............................       $  1,325        $ (2,592)
                                                       ========        ========
Net income (loss) per common share - diluted ...       $   0.12        $  (0.42)
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

4. ASSET SALES

         In October 1997, the Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of an institutional pharmacy in Missouri for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000. The Company is continuing to market the Wisconsin assisted living facilities.

         Effective January 1, 1998, the Company sold certain assets and assigned the leasehold interests of ten of its operating subsidiaries to Operator/Lessees for an aggregate price of approximately $2,645,000, net of transaction costs. The Company has entered into management agreements with the Operator/Lessees and has the option to purchase the stock or assets of the Operator/Lessees for fair market value at any time during the term of the management agreements.

5. PRO FORMA EARNINGS PER SHARE

         Pro forma earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of preferred shares into common. For the period ended March 31, 1997, common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

         A reconciliation of the weighted average shares used in the computation of pro forma earnings per share follows (in thousands):

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           MARCH 31,                 MARCH 31,
                                                      1998         1997         1998         1997
                                                     ------       ------       ------       ------
Weighted average common shares outstanding ...       11,014        3,983        6,335        3,669

Pro forma conversion of preferred shares .....        1,540        3,368        3,594        2,466
                                                     ------       ------       ------       ------
Shares used for pro forma basic EPS ..........       12,554        7,351        9,929        6,135

Stock options and warrants converted using the
  treasury stock method ......................        1,343           --        1,258           --
                                                     ------       ------       ------       ------
Shares used for pro forma diluted EPS ........       13,897        7,351       11,187        6,135
                                                     ======       ======       ======       ======

6. RETIREMENT PLAN

         Effective January 1, 1998 the Company formed a 401(k) savings plan which covers substantially all employees with one year and more than 1,000 hours of annual service, The plan allows employees to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions; but in an amount that does not exceed 2% of wages. Matching contributions totaled approximately $30,000 for the three and nine month periods ended March 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses (i) the Company's results of operations on a historical basis for the three and nine month periods ended March 31, 1998 and 1997, and (ii) liquidity and capital resources of the Company. This information should be read in conjunction with the Company's condensed consolidated financial statements contained elsewhere in this report.This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed below in "Risk Factors".

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

         Since its inception, the Company has grown primarily through acquisitions. As of March 31, 1998, the Company has also designed, developed and opened ten of its signature assisted living facilities. As of this date, the Company operated a total of 34 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Ohio and Wisconsin, as well as a home health care agency in Missouri and a rehabilitation therapy operation in Pennsylvania. Assuming completion of the planned divestiture of the Company's assisted living facilities in Wisconsin, at March 31, 1998 the Company owned nine, leased 26 and managed nine senior living and health care facilities in Pennsylvania, Missouri, Arkansas, North Carolina and Ohio with a capacity for 1,565 assisted living residents, 1,294 skilled nursing patients and 154 independent living residents. In addition to the ten signature assisted living facilities opened as of March 31, 1998, the Company has signed agreements to develop and manage 19 assisted living facilities currently under construction, which are scheduled to open from April 1998 through February 1999. Additionally the Company has signed agreements to develop and manage an additional eight assisted living facilities that closed on construction financing in March 1998, and are in the pre-construction phase. These eight facilities are scheduled to open from January through May 1999.The following table summarizes the Company's facilities:

                                                                 FACILITY COUNT
                                                                    MARCH 31
                                                                1998        1997
                                                                ----        ----
Developed Assisted Living Facilities ...................          10           0
Acquired Assisted Living Facilities ....................          24          14
Skilled Nursing Facilities .............................          13          12
Independent Living Facilities ..........................           4           4
                                                                ----        ----
                                                                  51          30
                                                                ====        ====

         Over the next three years, the Company plans to develop approximately 75 of its signature assisted living facilities in targeted secondary markets creating additional capacity of approximately 6,000 residents. The Company estimates that the cost to complete these signature assisted living facilities will be between

$500 and $600 million. In addition, the Company expects that its need for financing to fund future acquisitions could be significant. The timing and size of any future acquisitions cannot be predicted.

         In order to achieve its growth plans, the Company will be required to obtain substantial additional financing. The Company anticipates that it will use a combination of the net proceeds to the Company from its recently completed public offering, existing lease financing commitments and other arrangements with health care real estate investment trusts ("REITs"), joint venture leasing arrangements with third parties, a working capital line of credit, future equity and debt financing and cash generated from operations to fund its development and acquisition activities. The estimated costs over the next three years of the Company's planned development and expansion are significantly in excess of estimated future cash flows from operations, proceeds from its recently completed public offering and existing REIT and other financing arrangements. There can be no assurance that any additional financing needed to fund the Company's growth plans will be available.

         Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate the planned growth of its operations without disruption or significant modification to existing systems through fiscal year 1999. The Company plans to begin upgrading the existing financial system during fiscal year 1999 to accommodate future growth. The system upgrade will involve expansion of the Company's systems staff and a substantial financial commitment.

         The Company uses high quality hardware and operating systems from current and proven technologies to ensure reliability and optimum system performance. All vendors of the Company's information systems have advised the Company that such systems accommodate year 2000 calendar changes without modification. As a result, the Company does not expect year 2000 issues to have a material impact on financial position, results of operations or cash flows in future periods.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                  THREE MONTHS                NINE MONTHS
                                                     ENDED                       ENDED
                                                    MARCH 31,                   MARCH 31,
                                                    ---------                   ---------
                                              1998          1997          1998          1997
                                              -----         -----         -----         -----
STATEMENT OF OPERATIONS DATA:
Total revenue                                 100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Facility operating expenses                  68.6          79.8          73.3          80.8
  General and administrative expense           12.0          10.1          13.2          11.2
  Lease expense                                 8.9          11.4          10.9          10.8
  Depreciation and amortization expense         2.2           1.3           2.4           1.4
                                              -----         -----         -----         -----
Income (loss) from operations                   8.3          (2.6)          0.2          (4.2)
Other income (expense):
  Interest and other income                     0.9           0.4           0.6           0.5
  Interest expense                             (2.8)         (1.5)         (2.4)         (2.1)
  Gain on sale of assets                         --            --           4.4            --
                                              -----         -----         -----         -----
Income (loss) before income taxes               6.4          (3.7)          2.8          (5.8)
Provision for income taxes                      1.1            --           0.5            --
                                              -----         -----         -----         -----
Net income (loss)                               5.3          (3.7)          2.3          (5.8)
                                              =====         =====         =====         =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Total Revenue. Total revenue for the three months ended March 31, 1998 increased by $10,333,000 to $25,286,000 compared to $14,953,000 for the three months ended March 31, 1997. This increase was primarily the result of: (i) revenues of $5,433,000 from facilities acquired or opened, during or subsequent to the March 31, 1997 quarter; (ii) increased development fee revenues of $3,845,000 due to the Company's expanded development efforts; and (iii) additional patient services revenue of $1,004,000 from increased ancillary charges.

         Operating Expenses. Total operating expenses increased by $7,840,000 to $23,175,000 for the three months ended March 31, 1998 from $15,335,000 for the three months ended March 31, 1997. The increase in total operating expenses in the 1998 period is attributable primarily to: (i) increases in facility operating expenses as a result of new facilities which were developed and acquired; (ii) increases in administrative expenditures related to building the Company's infrastructure to support and manage its growth; and (iii) lease expense and depreciation.

         Facility operating expenses for the three months ended March 31, 1998 increased by $5,400,000 to $17,337,000 from $11,937,000 for the three months ended March 31, 1997. The increase in the 1998 period results from the opening of the Company's ten signature assisted living facilities and the acquisition of 15 assisted living facilities and three nursing homes during or after the March 31, 1997 quarter. As a percentage of total revenue, facility operating expenses were 68.6% for the 1998 period and 79.8% for the 1997 period. The percentage decreased due to the larger revenue base.

         General and administrative expenses increased by $1,525,000 to $3,042,000 for the three months ended March 31, 1998 from $1,517,000 for the three months ended March 31, 1997. As a percentage of total revenue, these expenses increased to 12.0% for the 1998 period from 10.1% for the 1997 period. Of the $1,525,000 increase in general and administrative expenses in 1998, approximately $1,214,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated development and growth. The remaining $311,000 was attributable to other marketing, consulting, development, travel, accounting and rent due to expansion of existing corporate office space and other general expenses related to the Company's growth.

         Lease expense increased to $2,258,000 for the three months ended March 31, 1998 from $1,691,000 for the three months ended March 31, 1997, an increase of $567,000. This increase is the result of facility operating leases related to the acquisitions made, and development projects opened, during and subsequent to the March 31, 1997 quarter. As a percentage of total revenue, these expenses totaled 8.9% for the 1998 period and 11.4% for the 1997 period.

         Depreciation and amortization increased by $348,000 to $538,000 for the three months ended March 31, 1998 from $190,000 for the three months ended March 31, 1997. This increase resulted from the additional depreciation and amortization on assets acquired and goodwill recorded as a result of acquisitions.

         Other Income (Expense). Interest expense increased by $494,000 to $727,000 for the three months ended March 31, 1998 from $233,000 for the three months ended March 31, 1997. This was due to the $29,675,000 of bridge financing borrowed for the purchase of six assisted living facilities and one nursing home from October 1997 through January 1998. This bridge financing was repaid on February 26, 1998 with proceeds from the Company's initial public offering of common shares ("Offering").

         Provision for Income Taxes. Income tax expense of $272,000 for the 1998 period is based on the Company's estimated effective tax rate of 16% for the 1998 fiscal year from increased profits. The effective rate is lower than the statutory rate due to the reversal of a valuation allowance on deferred tax assets from net operating losses. The effective tax rate after the June 30, 1998 fiscal year is expected to approximate 40%. Income tax expense of $4,000 for the 1997 period resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

         Net Income (Loss). The Company's net income increased to $1,347,000 for the three months ended March 31, 1998 from a net loss of $(551,000) for the three months ended March 31, 1997, an increase of $1,898,000. This increase in net income resulted primarily from the pretax contribution of the corporate division of $2,600,000, related primarily to development activities. This was partially offset by reduced profitability at the Company's Missouri nursing homes of $500,000 due primarily to lower census in the 1998 quarter and the $268,000 increase in income tax expense.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         Total Revenue. Total revenue for nine months ended March 31, 1998 increased by $33,733,000 to $65,679,000 from $31,946,000 for the nine months ended March 31, 1997. This increase was primarily the result of additional revenues of $13,710,000 from facilities opened or acquired, during or after, the March 31, 1997 quarter, an additional $12,533,000 from the Company's Missouri nursing homes as a result of nine versus seven months of operations and increased ancillary charges, and increased development fee revenues of $7,099,000 from the Company's expanded development efforts.

         Operating Expenses. Total operating expenses for the nine months ended March 31, 1998 increased by $32,241,000 to $65,520,000 from $33,279,000 for the nine months ended March 31, 1997. As
a percentage of total revenue, total operating expenses decreased to 99.8% in the 1998 nine-month period from 104.2% in the 1997 nine-month period. The increase in total operating expenses in the 1998 period is attributable primarily to the increase in the number of facilities and the administrative expenditures related to building the Company's infrastructure to support and manage its development and growth.

         Facility operating expenses for the nine months ended March 31, 1998 increased by $22,347,000 to $48,151,000 from $25,804,000 for the nine months ended March 31, 1997. As a percentage of total revenue, facility operating expenses decreased to 73.3% in 1998 from 80.8% in 1997. The increase in facility operating expenses in 1998 is attributable primarily to the increase in the number of facilities. The decline in the percentage of facility operating expenses to total revenue is the result of the larger revenue base, and the mix of the Company's owned or leased, versus managed facilities.

         General and administrative expenses for the nine months ended March 31, 1998 increased by $5,086,000 to $8,664,000 from $3,578,000 for the nine months ended March 31, 1997. As a percentage of total revenue, these expenses increased to 13.2% in the 1998 nine-month period from 11.2% in the 1997 nine-month period. Of the $5,086,000 increase in general and administrative expenses in 1998, approximately $3,459,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated development and growth. The remaining $1,627,000 was attributable to other marketing, consulting, development, travel, accounting and rent due to expansion of existing corporate office space and other general expenses related to the Company's growth.

         Lease expense for the 1998 nine-month period increased by $3,704,000 to $7,162,000 from $3,458,000 in the 1997 nine-month period. As a percentage of total revenue, these expenses increased to 10.9% in the 1998 nine-month period from 10.8% in the 1997 nine-month period as a result of operating leases on facilities developed and acquired during or since the 1997 period.

         Depreciation and amortization expense for 1998 increased by $1,104,000 to $1,543,000 from $439,000 in 1997. This increase resulted from the additional depreciation and amortization on assets acquired and goodwill recorded as a result of acquisitions.

         Other Income (Expense). Interest and other income for 1998 increased by $265,000 to $410,000 from $145,000 in 1997. The increase is attributable to the higher level of invested funds due to receipt of proceeds from the sale of shares of Series B Convertible Preferred Stock in September 1996 and April 1997 and the Offering in February 1998. Interest expense for 1998 increased by $914,000 to $1,579,000 from $665,000 in 1997. This was due to the $29,675,000 of bridge financing borrowed for the purchase of six assisted living facilities and one nursing home from October 1997 through January 1998, and to a full nine months interest on a $3,115,000 mortgage from the acquisition of two Missouri nursing homes on August 31, 1996. The acquisition bridge financing was repaid on February 26, 1998 with proceeds of the Offering. The Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy in October 1997 for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000.

         Provision for Income Taxes. Income tax expense in the 1998 nine-month period increased by $299,000 to $309,000 from $10,000 in the 1997 nine-month period. The increase resulted from the Company's profitability for the nine-month period ended March 31, 1998.

         Net Income (Loss). Net income for 1998 increased to $1,539,000 from a net loss of $(1,863,000) in 1997, an increase of $3,402,000. This increase is primarily attributable to the pharmacy gain of

$2,858,000, the pretax contribution of the corporate division of $3,134,000, related primarily to development activities, and increased profits of the eleven assisted living and three nursing facilities acquired in Pennsylvania from May 1996 through January 1998 of $536,000. These amounts were partially offset by :
(i) start-up losses of $1,606,000 from the Company's signature assisted living communities leased and operated in 1997, but managed effective January 1, 1998 upon the sale of the leasehold interests to an operator/lessee; (ii) reduced profitability at the Company's Missouri nursing homes of $666,000 due primarily to lower census in the 1998 third quarter; (iii) increased losses at the Wisconsin assisted living facilities held for sale of $426,000; and (iv) increased income tax expense of $299,000.

LIQUIDITY AND CAPITAL RESOURCES

General

         On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock at a price of $6.50 per share. Concurrent with the Offering, the 5,009,750 shares of Series B Preferred Stock and the 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four Common Stock split effective October 14, 1997). In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. After the Offering, the conversion of the preferred stock and the exercise of the underwriters' option, the Company has 16,695,343 shares of Common Stock outstanding. The Offering, including the exercise of underwriters' option, generated proceeds to the Company of approximately $46,356,000, net of costs and underwriting discounts and commissions. The proceeds were used to repay indebtedness of approximately $29,675,000 incurred to fund the purchase of four acquisitions completed from October 1997 through January 1998. The balance of the Offering will be used for general corporate purposes, additional debt retirement, and possible future acquisitions. In connection with the additional debt retirement the Company may be required to pay certain fees.

         The Company has entered into non-binding letters of intent aggregating $365 million with four health care REITs and one other lender (combined the "Owners"). These letters of intent represent arrangements whereby the Owners will fund development projects or acquisitions and the Company will develop assisted living facilities, or the Owners will acquire existing facilities identified by the Company and lease them to the Company. Initial lease rates under these arrangements are expected to range from 3.2% to 3.4% over the 10-year Treasury rate. Specific development projects and acquisitions require approval of the Owners prior to the financing of a transaction. At March 31, 1998 approximately $236 million of the $365 million had not been utilized and remained available to fund project development. The Company plans to utilize approximately $61 million for new development project commitments during the quarter ending June 30, 1998.

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

         The Company's recent and future development projects involve or are expected to involve entering into development agreements with third party owners, which are, or are expected to be, health care REITs. An independent third-party company (the "Operator/Lessee") will lease the assisted living facility from the REIT when construction has been completed. The Company expects to manage the assisted living facility pursuant to management agreements with the Operator/Lessee generally for terms of two to nine years. Each management agreement provides or is generally expected to provide for annual fees approximating 6.0% of net revenue of the facility. In exchange for an option payment the Company will have the option to purchase the stock or assets of the Operator/Lessee for fair market value at any time during the term of the management agreement. Effective January 1, 1998, the Company sold certain assets and assigned the leasehold interests of ten of its operating subsidiaries to Operator/Lessees for an aggregate price of approximately $2,645,000, net of transaction costs.

         The Company leases most of its facilities under long-term operating leases. Lease obligations for the next 12 months are approximately $9,000,000. The Company's financing documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, (iii) prohibit the Company from operating competing facilities within a ten mile radius of the leased facilities.

         The Company is currently negotiating with several lenders for a working capital line of credit. Management estimates a line of approximately $20,000,000 will be put in place, secured by unencumbered real estate of the Company's owned facilities.

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

Operating Activities

         For the nine months ended March 31, 1998, operating activities used cash of $7,189,000. This decrease in cash resulted from (i) the increase of $959,000 in accounts receivable from patient services due to increased per diem reimbursements and rehabilitation therapy volume; and (ii) the increase in deferred costs and other current assets of $7,586,000 resulting from the Company's substantial development activities. These decreases were partially offset by an increase in accounts payable and other current liabilities of $858,000, and the net income adjusted for depreciation and amortization, deferred taxes and the gain on sale of assets of $498,000.

         For the nine months ended March 31, 1997, operating activities used cash of $1,246,000. This decrease resulted from: (i) the net loss adjusted for depreciation and amortization of $1,424,000; and (ii) the increase of $2,243,000 in accounts receivable from patient services due to increased per diem reimbursements and rehabilitation therapy volume. These decreases were partially offset by an increase in accounts payable and other current liabilities of $2,286,000 and decreases in deferred costs and other current assets of $135,000.

Financing Activities

         During the nine months ended March 31, 1998 the Company obtained bridge financing in the amount of $29,675,000 to finance four acquisitions (seven facilities) that took place between October 1997 and January 1998. This debt was repaid from the $46,356,000 net proceeds of the Offering and the exercise of the underwriters' option. During the nine months ended March 31, 1997 the Company had net cash provided from financing activities of $19,186,000. This was primarily comprised of proceeds from the issuance of Series B Preferred Stock in the amount of $11,982,000, proceeds from long-term debt of $3,226,000 and the increase in other liabilities of $3,576,000.

Investing Activities

         For the nine months ended March 31, 1998, the Company's investing activities used $26,523,000. This includes (i) asset purchases of $30,678,000, including goodwill in connection with four acquisitions (seven facilities); (ii) purchases of property and equipment of $2,402,000; and (iii) changes in deferred financing costs and other assets of $422,000. These uses were partially offset by the $7,029,000 received for the sale of the pharmacy and certain assets and the assignment of leasehold interests of ten operating subsidiaries.

         For the nine months ended March 31, 1997, the Company's investing activities used $12,712,000 including (i) amounts paid for acquisitions and goodwill of $5,305,000; (ii) purchases of property and equipment of $956,000;
(iii) deferred financing costs and deposits of restricted funds of $4,880,000; and (iv) increases in other assets of $1,571,000.

COMPLETED ACQUISITIONS AND DIVESTITURE

         In October 1997, the Company purchased the assets and business of Feltrop's Personal Care Home, a 92-bed assisted living facility in Pennsylvania, for approximately $5,842,000 including transaction costs. This acquisition has been accounted for using the purchase method of accounting and the related goodwill of approximately $1,550,000 is being amortized over 40 years. This acquisition was financed through a bridge financing arrangement with a REIT that was repaid with proceeds from the Offering.

         The Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of the Pharmacy in October 1997 for approximately $4,700,000, net of estimated transaction costs.

         In October 1997, the Company purchased the assets and business of Butler Senior Care which consists of three assisted living facilities located in Pennsylvania with a capacity of 172 residents. The purchase price was approximately $9,554,000, including transaction costs. This acquisition has been accounted for using the purchase method of accounting and the related goodwill of $3,250,000 is being amortized over 40 years. The asset purchase agreement provides for additional purchase price payments of up to $4,100,000 contingent upon achieving certain future targeted operating results. This acquisition was financed through a bridge financing arrangement with a REIT, which was repaid with proceeds from the Offering.

         The Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center acquisition, which occurred on December 1, 1997, involved the purchase of the assets and business of a 117-bed assisted living facility. The purchase price was approximately $8,549,000, including transaction costs. This acquisition has been accounted for using the purchase method of accounting and the related goodwill of approximately

$3,320,000 is being amortized over 40 years. This acquisition was financed with bridge financing with a health care REIT that was repaid with proceeds from the Offering.

         The Gethsemane Affiliates acquisition, which occurred on January 2, 1998, involved the purchase of the assets of a 66-bed skilled nursing facility and a 51-bed assisted living facility which were accounted for using the purchase method of accounting. The purchase price was approximately $5,528,000 for the skilled nursing facility, including transaction costs. This acquisition was financed with bridge financing with a REIT that was repaid with proceeds from the Offering. The agreement for the assisted living facility provides for a purchase price of up to $1,200,000 based upon a multiple (5.80 times) of the Gethsemane assisted living facility's annualized net operating income for the period from the closing date through June 30, 1998. This payment is expected to be made during the quarter ending September 30, 1998. Goodwill of approximately $1,750,000 was recorded for this acquisition and is being amortized over 40 years.

PLANNED DIVESTITURE

         In June 1997, the Board of Directors of the Company approved a plan for the disposal of its seven Wisconsin assisted living facilities.

RISK FACTORS

         This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed below.

LIMITED OPERATING HISTORY

         The Company was formed in April 1995 and has a limited operating history. Although the Company had net income of $1,539,000 for the nine months ended March 31, 1998, the Company incurred losses of $10,000, $909,000 and $4,492,000 for its fiscal years ended June 30, 1995 (from inception at April 17, 1995), 1996 and 1997, respectively. Accordingly, there can be no assurance that the Company will continue to generate net income. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

IMPLEMENTATION OF STRATEGIES

         To date, the Company's growth has been primarily attributable to acquisitions of assisted living and skilled nursing facilities. The Company's first signature assisted living facility opened in May 1997. The Company has opened ten additional signature assisted living facilities through March 1998. The Company intends to develop a "Balanced Care Continuum" through the development and selective acquisition of additional assisted living facilities and, where appropriate, skilled nursing facilities, as well as the provision of medical rehabilitation, home health care and skilled nursing services. The Company expects that the number and types of facilities and business operations that it owns, operates or manages will increase substantially if the Company is successful in implementing its strategies. Implementation of the Company's strategies will place a significant burden on the Company's management resources and require the development, implementation and continual enhancement of sufficient operational, resident care, financial and management information systems. Successful implementation of the Company's strategies will also depend on its ability to carry out its development plans and to effect acquisitions and alliances and to attract, motivate and retain management, professional, marketing and other key personnel. There can be no assurance that its strategies can be implemented successfully or that sufficient management resources and operational, resident or patient care, financial and management information systems will be available. If the Company is unable to effectively implement its strategies or to manage its growth, its business, results of operations and financial condition could be materially and adversely affected.

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

HEALTH CARE REFORM

         In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, changes in reimbursement regulations by the Health Care Financing Administration ("HCFA"), enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company's business, results of operations and financial condition. The Company's skilled nursing facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in Missouri and Pennsylvania exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of long-term care facilities. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's long-term care facilities could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. The Company cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the Common Stock in the future.

         The Company continues to evaluate the impact of the Budget Act upon future operating results. While the Budget Act was passed in August 1997 specifics relating to each business line will continue to be released until the year 2000. The assumptions used by the Company to evaluate the Budget Act are based upon the most accurate information available at each quarter end. At present the Company believes it is reacting to all of the known changes created by the Budget Act, however, it cannot predict the impact of unforeseen reductions in anticipated rates issued by the government.

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

                           PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         (A) Not Applicable

         (B) Not Applicable

         (C) Not Applicable

         (D) The Company's Registration Statement on Form S-1 (No. 333-37833) (the "Registration Statement") relating to the offering of 7,000,000 shares of the Company's Common Stock, plus an additional 1,050,000 shares of Common Stock to cover an over-allotment option granted to the underwriters, was declared effective on February 11, 1998. The offering commenced on such date and has terminated after the sale of all 8,050,000 shares of Common Stock registered in the Registration Statement, at a price of $6.50 per share or $52,325,000 in the aggregate. Expenses for underwriting discounts and commissions totaled $3,663,000 and other offering expenses are estimated at $2,306,000. Net proceeds to the Company after deducting total expenses were approximately $46,356,000. Net proceeds were used to repay indebtedness of $29,675,000 incurred to fund the purchase of four completed acquisitions and will be applied to repay outstanding long-term indebtedness of $8,151,000. In connection with such repayment the Company may be required to pay certain fees. The balance will be used for general corporate purposes, including working capital, additional debt repayments and possible future acquisitions. The managing underwriters for the offering were BancAmerica Robertson Stephens, B T Alex. Brown and Salomon Smith Barney.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             None

         (B) Reports on Form 8-K

             The Company filed one current report on Form 8-K during the quarter ended March 31, 1998, as follows:

             (1) February 18, 1998, reporting the completion of the Offering and related press release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BALANCED CARE CORPORATION

Date:      May  13, 1998                     By: /s/ Paul Kruis
                                             Paul Kruis
                                             Chief Financial Officer