Form 10-K
period 1998-06-30
BALANCED CARE CORP
filed 1998-09-28
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 1-13845

                           BALANCED CARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      25-1761898
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

                          5021 LOUISE DRIVE, SUITE 200
                       MECHANICSBURG, PENNSYLVANIA 17055
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        COMMON STOCK, $ .001 PAR VALUE                    AMERICAN STOCK EXCHANGE
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CHECK MARK No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 1998 was approximately $79,688,869, based on the last reported sales price of $6.25 as reported by the American Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of common stock reported to be beneficially owned by holders of 5% or more of the common stock are included in the computation. The registrant has made no determination whether any of such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Common Stock outstanding on September 18, 1998 was 16,697,407 shares.

     Documents incorporated by reference:

        Selected portions of the 1998 Annual Report to Stockholders -- Part I,
        Part II and Part IV of this Report.

        Selected portions of the 1998 Proxy Statement -- Part III of this
        Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

     Balanced Care Corporation (the "Company") was formed in April 1995 to develop senior care continuums which meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. The Company considers upper middle, middle and moderate income populations to consist of those individuals whose income and assets enable them to afford senior living and care services at average daily rates of $85, $75 and $65, respectively. The Company intends to utilize assisted living facilities in selected markets as the primary entry point and service platform to develop a care continuum (the "Balanced Care Continuum") consisting of various health care and hospitality services, including, where appropriate, physical, occupational and speech therapy, home health care services on an intermittent basis, dementia and Alzheimer's services and skilled/subacute care delivered in a skilled nursing setting, enabling residents to age in place. The Company believes that non-urban, secondary markets are underserved, highly fragmented and less prone to intense competition from larger providers. The Company believes that these factors will enable it to establish a leading position as a provider of a market differentiated, consumer preferred continuum of senior care services in such markets. To achieve its goals, the Company intends to: (i) provide a range of high quality, individualized senior care services and programs, (ii) develop the Balanced Care Continuum, (iii) focus on non-urban, secondary markets, (iv) continue developing the Company's signature series assisted living facilities,
(v) pursue growth through selective acquisitions, (vi) achieve the benefits of regional density by clustering, and (vii) expand referral networks and strategic alliances.

     Since its inception, the Company has grown primarily through acquisitions and development. During the fiscal year ended June 30, 1998 ("Fiscal 1998"), the Company completed acquisitions of Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in August 1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997, Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997, Gethsemane Affiliates in January 1998 and Potomac Point in June 1998. The Company completed the divestiture of Long-Term Care Pharmaceutical, Inc. (the "Pharmacy") in October 1997 (the "Pharmacy Divesture"). As of June 30, 1998, the Company has also designed, developed and opened 12 of its Outlook Pointe(R) signature series assisted living facilities, 11 of which are managed by the Company and one of which is leased by the Company. As of June 30, 1998, the Company operated a total of 37 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Virginia, Ohio and Wisconsin, as well as a home health agency in Missouri and eight rehabilitation therapy operations located in Pennsylvania and Arkansas. Assuming completion of the planned divestiture of the Company's assisted living facilities in Wisconsin, at June 30, 1998, the Company owned nine, leased 27 and managed 11 senior living and health care facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Ohio and Virginia with a capacity for 1,729 assisted living residents, 1,294 skilled nursing patients and 120 independent living residents.

     The Balanced Care Continuum is being developed to deliver consumer-focused health care and hospitality services that balance seniors' desire for independence with their evolving health care needs. The Company's philosophy includes the belief that wellness and preventative therapy will strengthen residents, improve their health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. The Company's wellness-oriented program, Balanced Gold(R), has been developed to predict and proactively address resident care needs, including stabilizing and improving residents' cognitive, emotional and physical well being. The Balanced Gold(R) program is included in the Company's core services package at each of its Outlook Pointe(R) signature series assisted living facilities, and the Company intends to implement all or part of the program at its other assisted living facilities as appropriate. Preventative, restorative and rehabilitative services are also expected to be made available to residents through outpatient medical rehabilitation, home health care, programs for residents with Alzheimer's and other services provided by the Company or by an alliance partner or other third party. By offering services and programs that are intended to enable residents to stay healthier longer and prolong their stay at assisted living facilities, the Company believes that its services and programs will address the preferences and needs of seniors, while at the same time forestalling the need for residents to move to a more costly long-term care setting, such as a skilled nursing facility. As resident needs mandate migration into a skilled nursing or subacute program, the Company believes that its skilled nursing facilities will provide a transition for the resident with a focus on demonstrated outcomes and cost effective care. The Company believes that its approach to senior care will enable it to be a leading provider of a continuum of senior care services in targeted non-urban, secondary markets.

THE SENIOR CARE INDUSTRY

     The senior care industry is characterized by a wide range of living accommodations and health care services. For those who are able to live in a home setting, home health care and other limited services can be provided. Community housing or retirement centers, which are commonly referred to as independent living facilities, are also available to persons who need limited assistance, such as with meal preparation, housekeeping and laundry. Assisted living facilities are typically for those persons whose physical or cognitive frailties have reached a state where other living accommodations can no longer provide the level of care required but who do not yet need the continuous medical attention provided in a skilled nursing facility. Generally, assisted living facilities provide a combination of housing and 24-hour personal support services designed to assist seniors with activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities also offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Skilled nursing facilities provide care for those who need a minimum of three hours of nursing per day.

     The senior care industry, including assisted living, is highly fragmented and characterized by numerous providers whose services, experience and capital resources vary widely. The Company believes that few operators of assisted living facilities, particularly those in secondary markets, focus on providing a range of senior living and health care services that have been designed to enable residents to stay in a preferred setting longer. Most of the markets targeted by the Company for development have existing assisted living and/or skilled nursing providers.

     The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demand for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility. According to the United States Bureau of the Census, approximately 45% of persons aged 85 years and older, approximately 24% of persons aged 80 to 84 and approximately 20% of persons aged 75 to 79 need assistance with ADLs. In 1996, according to industry estimates, the assisted and independent living industries generated approximately $12 to $14 billion in revenues.

     The Company believes that a number of factors will contribute to the continued growth of the assisted living industry, including:

  Consumer Preference

     The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is generally a more attractive, service oriented and lower cost alternative to other types of senior care facilities, offering seniors greater independence and allowing them to age in place in a residential setting.

  Cost Effectiveness

     Assisted living facilities provide a cost effective alternative to other types of facilities that may provide more care than a senior needs. The average annual cost for a patient in a skilled nursing facility approaches $40,000 and, in the case of a private pay patient, can exceed $75,000 per year in certain markets. In contrast, the average annual cost for a resident of an assisted living facility is generally 30% to 50% lower than skilled nursing facilities located in the same region. Additionally, the Company also believes that the cost of assisted living services compares favorably with home health care, particularly when costs associated with housing, meals and personal care assistance are taken into consideration.

  Changing Income and Family Dynamics

     The Company believes that the increasing income of seniors, as well as changing family dynamics, will increase the demand for assisted living and health care services. According to the United States Bureau of the Census, the median income of the elderly population has been increasing. Accordingly, the Company believes that the number of seniors who are able to afford high-quality senior residential services such as those offered by the Company will also increase. Additionally, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has risen. As a result, many families that traditionally would have provided the care and services offered by the Company to senior family members are less able to do so. The Company believes that assisted living facilities represent an attractive and independent environment for senior family members.

  Demographics

     The target market for the Company's services are persons generally 75 years and older, one of the fastest growing segments of the United States population. According to the United States Bureau of the Census, the portion of the United States population aged 75 and older is expected to increase by approximately 29%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000, and the number of persons aged 85 and older, as a segment of the United States population, is expected to increase by approximately 43%, from approximately 3.0 million in 1990 to over 4.3 million by the year 2000. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to increase in the coming years. According to data published by the American Psychiatric Association, Alzheimer's disease affects approximately 5% to 8% of individuals over the age 65, 15% to 20% of individuals over the age of 75 and 25% to 50% of individuals over the age of 85.

  Supply/Demand Imbalance

     The Company believes that non-urban secondary markets are often underserved with respect to assisted living facilities. Based on bed need analyses performed by the Company in connection with the prospective development of its assisted living facilities, the need for the Company's services in its target markets is typically three times the number of beds sought to be developed. When combined with its market differentiated services package, the Company believes that it is well positioned to be the preferred provider of senior care services in its targeted markets.

     While the senior population is growing significantly, the supply of skilled nursing beds per thousand persons aged 85 years and older is declining. This imbalance may be attributed to a number of factors in addition to the aging of the population. Many states, in an effort to maintain controls of Medicaid expenditures on long-term care, have implemented more restrictive certificate-of-need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will also contain the growth and supply of traditional skilled nursing beds. These factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with ADLs but do not require 24-hour per day medical attention.

CARE AND SERVICES PROGRAMS

     The Company offers a continuum of services to seniors that includes assisted living, medical rehabilitation, home health care, dementia and Alzheimer's services, skilled nursing, subacute care and independent living services.

  Assisted Living Services

     Admission; Resident Care Plan. The Company intends that its assisted living facilities be the principal entry point into the Balanced Care Continuum. As a result, the assisted living admission process is crucial to the proper placement of residents and in the development of tailored resident care plans. Upon admission to one of the Company's assisted living facilities, a physician assesses the resident's health status and determines his or her care needs. A lifestyle assessment is also conducted in consultation with the resident, as well as his or her family and medical consultants, to determine the resident's care and services preferences. From this assessment, each resident's individualized care plan is developed to ensure that all staff members rendering services meet the resident's specific needs and preferences whenever possible. Each resident's care plan is reviewed periodically to determine when a change in services is needed. The Company seeks to provide assisted living services that allow a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility as possible for their well being.

     Care and Services. The Company offers a range of assisted living care and services which are available 24 hours per day at each of its assisted living facilities. The core services package offered by the Company includes personal care, support and certain supplemental services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Supplemental services, which are offered at an extra charge, include extra transportation services, beauty and barber services, extra laundry services and non-routine care services. The Balanced Gold(R) program is included in the Company's core services package at each of its signature series assisted living facilities, and the Company intends to implement all or part of the program at its other assisted living facilities as appropriate. To the extent permitted by state regulatory requirements, the Company's facilities have been designed to accommodate special programs including those for residents with Alzheimer's and other forms of dementia, as well as medical rehabilitation and home health care services. Medical rehabilitation services are provided by certified physical, occupational and speech therapists and psychologists, with physician oversight. Home health care services are provided through the Company's licensed home health agency in Missouri or by a third party.

     Balanced Gold(R) The Company's Balanced Gold(R) program is a wellness-oriented program which assists residents in remaining independent and involved with their families, other residents and the local community. The Balanced Gold(R) program is included in the Company's core services package at each of its Outlook Pointe(R) signature series assisted living facilities, and the Company intends to implement all or part of the program at its other assisted living facilities as appropriate. Balanced Gold(R) is designed to address a variety of factors that may affect adversely the health of assisted living residents, including balance and gait difficulties, incontinence, cognitive impairment, stress due to pain and chronic conditions and grieving due to multiple losses in the resident's life. The Balanced Gold(R) program includes tai chi exercise to improve balance and gait problems; individually designed exercise programs, including incontinence and pelvic exercises and diet guidelines; "Wisdom Keeper" programs to challenge and stimulate mental capabilities; "Relaxation and Vitality" programs of deep breathing, stretching exercises and sitting and walking meditation; "Golden Living" programs to assist with grief and loss; gardening to encourage nurturing and independence; and walking programs to promote health and fitness. Company staff, in consultation with the resident, as well as his or her family and medical consultants, determine which of the Balanced Gold(R) activities are appropriate and best suited to the resident's needs, interests and capabilities.

     Alzheimer's "Keepsakes" Program. The Company has developed, with the assistance of its Health Care Advisory Board, an approach to Alzheimer's and other forms of dementia that includes specialized assessments and clinical approaches for early and accurate detection, placement and intervention. To meet the needs of residents with Alzheimer's disease and other related forms of dementia, the Company has developed its "Keepsakes" program to maintain familiarity, reduce confusion, and still provide a pleasant and appropriate living environment for these residents. The Company's approach to Alzheimer's also calls for support groups to be organized in conjunction with the local chapter of the Alzheimer's Association to provide a safe and supportive community through which caregivers can share their thoughts and concerns. The Company's signature series assisted living facilities are designed to enable these specialized services to be provided at all newly developed facilities, and to the extent permitted by state regulatory requirements, the Company intends to implement this program at its other assisted living facilities.

     The Company currently operates an Alzheimer's "Keepsakes" program at three of its assisted living facilities and at one dedicated unit in its skilled nursing facilities. The Company plans to develop its Alzheimer's

"Keepsakes" program at each of its existing assisted living facilities and in all facilities being developed. These units feature areas specifically designed to provide attention, care and services needed to help residents with Alzheimer's maintain a higher quality of life. The Alzheimer's team members are specially trained to understand behavior, maximize function, promote safety and encourage resident independence.

     Medication Management. Each assisted living facility contracts with a pharmacy to provide prescription drugs to those residents who desire to utilize the pharmacy. Residents are free to use a pharmacy of their choice. Additionally, subject to state regulatory requirements, at the resident's request, and based on the facility's assessment of the resident's needs, the assisted living facility may manage a resident's medications by storing prescription drugs within the facility, delivering the drugs to the resident and reminding the resident when the medications need to be taken.

     Assisted Living Charges. Monthly assisted living resident charges are based, in part, on the type of assisted living suite selected and are set at rates designed to be within the means of seniors in the secondary markets served by the Company. In addition to its core services package, at certain facilities, including all newly developed Outlook Pointe(R) facilities, the Company offers three additional levels of services to residents whose frailties or medical condition are more acute. These additional levels of services are currently offered at prices equal to 16%, 23% and 30% above the price of the Company's core assisted living services package. As of June 30, 1998, approximately 17%, 10% and 19% of the Company's assisted living residents at those facilities received services at the first, second and third levels of additional services, respectively. Substantially all of the Company's current revenues from the provision of assisted living services are attributable to private payors.

  MEDICAL REHABILITATION SERVICES

     The Company's philosophy for addressing seniors' living and care needs includes the belief that preventative therapy will strengthen residents, improve their overall health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. The Company has developed specialized medical rehabilitation programs to address the needs of seniors, including programs to specifically address balance and gait difficulties, incontinence, lymphodema, pain and osteoarthritis, as well as specific preventative therapy programs for seniors. For residents in the Company's signature series assisted living facilities, each rehabilitation program is followed up with specialized regimens offered as part of the Balanced Gold(R) program. Should a resident's condition warrant additional rehabilitation, on-staff and contracted therapists are available.

     The Company currently provides medical rehabilitation services, including physical and occupational therapy, on an outpatient basis to residents at eight of its assisted living facilities as well as to patients in a surrounding community. These outpatient services are provided through the Company's licensed rehabilitation agencies in Pennsylvania and Arkansas or certain of its skilled nursing facilities. Rehabilitation services are provided at the Company's other facilities through contract services, outpatient rehabilitation facilities or home health agencies.

     The Company intends to establish or acquire additional licensed rehabilitation agencies in those states where it is developing assisted living facilities. These agencies will enable the Company to provide medical rehabilitation services to its assisted living residents and the surrounding communities. Additionally, the Company may enter into strategic joint venture relationships with rehabilitation providers to provide medical rehabilitation in certain markets.

     Substantially all of the Company's current revenues from provision of medical rehabilitation services are attributable to federal government reimbursement programs.

  HOME HEALTH CARE SERVICES

     The Company provides home health care services through its licensed home health agency in Missouri to residents of its assisted and independent living facilities and patients from the surrounding areas. The services the Company provides include: (i) general and specialty nursing services to individuals with acute illness, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs; (ii) therapy services consisting of, among other things, physical, occupational and speech therapies;
(iii) personal care services and assistance with ADLs; (iv) hospice care for persons in the final phases of incurable disease; (v) respiratory, monitoring, medical equipment and supplies; and (vi) a comprehensive range of home infusion and enteral therapies. The Company intends to develop, acquire or manage home health care service businesses in order to provide home health care services at other facilities and to seniors living in surrounding areas. Assisted living residents receiving home health care services may require skilled nursing services as their medical conditions warrant.

     Substantially all of the Company's current revenues from provision of home health care services are attributable to federal government reimbursement programs.

  SKILLED NURSING SERVICES

     The Company currently provides skilled nursing services at three facilities in Pennsylvania (169 licensed beds) and ten facilities (1,125 licensed beds) in southwest Missouri. The Company's skilled nursing facilities provide traditional long-term care through 24-hour per day skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides. The Company also offers physical rehabilitation at its skilled nursing facilities, including physical, occupational and speech therapies. Board certified physicians direct the skilled nursing services offered at these facilities.

     For Fiscal 1998, approximately 80% of the Company's patient services revenues were attributable to federal and state government reimbursement programs.

  INDEPENDENT LIVING SERVICES

     The Company operates four independent living facilities in Missouri located adjacent to skilled nursing facilities operated by the Company. Services provided at such facilities include: meal preparation, housekeeping, laundry and transportation. These facilities are licensed as assisted living facilities and may be converted from independent living facilities at the option of the Company.

     All of the Company's current revenues from the provision of independent living services are attributable to private payors.

THE OUTLOOK POINTE(R) SIGNATURE SERIES ASSISTED LIVING FACILITY MODELS

     The architectural and interior design concepts of the Outlook Pointe(R)signature series assisted living facility models incorporate the Company's operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a home-like setting. The buildings are residential in appearance, designed as "neighborhoods" within a "community," and offer a home-like environment, while being constructed to institutional health care facility standards. The building designs incorporate the Company's mission and dedication to providing a new outlook for seniors, encouraging choice, wellness, and vitality. The Company believes that the Outlook Pointe(R) signature series facilities achieve its mission and goals to meet the needs and expectations of its residents and their families, providing a safe environment and care in a home-like setting where the Company is responsive to each individual's special needs and the universal desire for independence, dignity and purpose. The Company believes that its residential environment also accomplishes several other objectives, including:
(i) lessening the trauma of change for residents and their families; (ii) achieving operational efficiencies; (iii) facilitating resident mobility and ease of access by caregivers; and (iv) differentiating the Company from other assisted living and long-term care operators.

     The models are freestanding buildings that range in size from 48 units to 106 units and are designed to accommodate the full range of assisted living services offered by the Company, including the Company's Balanced Gold(R) and Alzheimer's "Keepsakes" programs. The buildings are usually one to two stories and of incombustible construction, and are designed to accommodate future expansion. The interior layout is designed to promote efficient delivery of resident care as well as resident independence. The design of the facilities allows specialized grouping of residents, including residents receiving care in the Alzheimer's "Keepsakes" program, and a central core for resident interaction. In addition, the buildings are designed with fully-equipped therapy gyms and treatment rooms for provision of medical rehabilitation services. The buildings range in size from 27,000 square feet to 68,000 square feet and are adaptable to construction on sites ranging from two to five acres. Approximately 33% of a building is devoted to common areas and contains resident amenities including a parlor, living room, dining room, club room, library, activity room, beauty/barber shop, spa, laundry, wellness (therapy) center and neighborhood lounges with pantries. The support areas include administrative offices, resident services offices, a kitchen, common laundry and housekeeping/maintenance areas. Resident units, including studio, privacy, companion and one bedroom suites, are functionally grouped as "neighborhoods" within a "community" and are configured internally to provide private bath, living area and sleeping area with emergency call systems and cable television service. Porches, terraces, gardens and activity areas are designed to fulfill outdoor interests of residents.

     The Company has three basic building plan design prototypes which provide it with flexibility in adapting the model to a particular site and to accommodate the various income and care levels demanded in a particular market. Daily rates currently range from $71.00 to $105.00 at the Prototype A facilities, from $65.00 to $85.00 at the Prototype B facilities, and from $58.00 to $66.00 at the Prototype C facilities.

OPERATING FACILITIES

     The following table sets forth certain information as of June 30, 1998 with respect to the senior living and care facilities (other than its Wisconsin assisted living facilities which the Company plans to sell) operated by the Company.

                                           OWNED (O)/       RESIDENT CAPACITY
                                           LEASED (L)/      BY CARE LEVEL (1)
                                             MANAGED      ---------------------
            FACILITY LOCATION                  (M)         ALF      SNF     ILF
            -----------------              -----------    -----    -----    ---
Currently Operated:
PENNSYLVANIA
  Allison Park
     Outlook Pointe(R) at Allison Park(2)       L            79       --     --
  State College
     Outlook Pointe(R) at State
       College(3)                               L            54       --     --
  Altoona
     Outlook Pointe(R) at Altoona(4)(5)         M            54       --     --
  Harrisburg
     Outlook Pointe(R) at Harrisburg
       (5)(13)                                  M            57       --     --
  Reading
     Outlook Pointe(R) at Reading(5)(14)        M            56       --     --
  Bloomsburg
     Bloomsburg Manor(6)                        L            69       --     --
  Darlington
     Balanced Care at Darlington(7)             O            92       --     --
  Kingston
     Kingston Manor(6)                          L            78       --     --
     Kingston Health Care Center(6)             L            --       65     --
  Peckville
     Mid Valley Manor(6)                        L            71       --     --
     Blakely Pine Health Care Center(6)         L            --       38     --
  Old Forge
     Old Forge Manor(6)                         L            49       --     --
  Wyoming
     West View Manor(6)                         L            50       --     --
  Butler
     Silver Haven Summit(8)                     O            36       --     --
  Sarver
     Sterling Care of Sarver(8)                 O            40       --     --

                                           OWNED (O)/       RESIDENT CAPACITY
                                           LEASED (L)/      BY CARE LEVEL (1)
                                             MANAGED      ---------------------
            FACILITY LOCATION                  (M)         ALF      SNF     ILF
            -----------------              -----------    -----    -----    ---
  Saxonburg
     Sterling Care of Saxonburg(8)              O           123       --     --
  Bloomsburg
     Gethsemane Retirement Community and
       Rehabilitation Center (9)                O            --       66     --
  Millville
     Gethsemane Assisted Living
       Community(9)                             O            51       --     --
                                                          -----    -----    ---
          SUBTOTAL:                                         959      169      0
                                                          -----    -----    ---
ARKANSAS
  Sherwood
     Outlook Pointe(R) at Sherwood(5)(10)       M            57       --     --
  Mountain Home
     Outlook Pointe(R) at Mountain
       Home(4)(5)                               M            57       --     --
  Maumelle
     Outlook Pointe(R) at Maumelle(4)(5)        M            57       --     --
  Pocohontas
     Outlook Pointe(R) at
       Pocohontas(4)(5)                         M            57       --     --
  Blytheville
     Outlook Pointe(R) at
       Blytheville(5)(11)                       M            59       --     --
                                                          -----    -----    ---
          SUBTOTAL:                                         287        0      0
                                                          -----    -----    ---
VIRGINIA
  Harrisonburg(16)                              M            57       --     --
     Outlook Pointe(R) at Harrisonburg
  Roanoke(16)                                   M            64       --     --
     Outlook Pointe(R) at Roanoke
  Stafford(17)                                                        --     --
     Potomoc Point Residential and
       Geriatric Care Facility                  L            40
                                                          -----    -----    ---
          SUBTOTAL:                                         161        0      0
                                                          -----    -----    ---
OHIO
  Ravenna
     Outlook Pointe(R) at Ravenna(5)(15)        M            57       --     --
NORTH CAROLINA
  Raleigh
     Northridge Retirement Center(12)           O           117       --     --
                                                          -----    -----    ---
MISSOURI
  Dixon
     Balanced Care, Dixon(18)                   L            --       60     --
  Hermitage
     Balanced Care, Hermitage(18)               L            --      120     --
  Lebanon
     Balanced Care, Lebanon North(18)           L            --      180     --
     Balanced Care, Lebanon South(18)           L            12      106     --
     The Terraces at Lebanon South(18)          L            --       --     31
  Nixa
     Balanced Care, Nixa(18)                    L            --       82     --
     The Terraces at Nixa(18)                   L            --       --     30
  Republic
     Balanced Care, Republic(18)                O            --      127     --

                                           OWNED (O)/       RESIDENT CAPACITY
                                           LEASED (L)/      BY CARE LEVEL (1)
                                             MANAGED      ---------------------
            FACILITY LOCATION                  (M)         ALF      SNF     ILF
            -----------------              -----------    -----    -----    ---
MISSOURI -- (CONTINUED)
  Springfield
     Balanced Care, Springfield East(18)        L            --      120     --
     The Terraces at Springfield East(18)       L            --       --     31
     Balanced Care, Springfield West
       I(18)                                    L            --       90     --
     Balanced Care, Springfield West
       II(18)                                   L            --      180     --
     The Terraces at Springfield(19)            L            34       --     --
  Nevada
     Balanced Care, Nevada(18)                  O            --       60     --
     The Terraces at Nevada(19)                 L            --       --     28
     The Terraces of Balanced Care(20)          L            27       --     --
     The Terraces of Balanced Care(20)          L            25       --     --
  Butler
     The Terraces of Balanced Care(20)          L            25       --     --
  Lamar
     The Terraces of Balanced Care(21)          L            25       --     --
                                                          -----    -----    ---
          SUBTOTAL:                                         148    1,125    120
                                                          -----    -----    ---
          TOTAL                                           1,729    1,294    120
                                                          =====    =====    ===

---------------
 (1) "ALF" means assisted living facility, "SNF" means skilled nursing facility and "ILF" means independent living facility. The Company's ILFs in Missouri are licensed as ALFs and may be converted to ALFs as the needs of its residents so require.

 (2) Acquired March 1996.

 (3) Opened May 1997.

 (4) Opened October 1997.

 (5) In the third quarter of fiscal 1998, the Company sold certain of the assets and assigned its leasehold interest in this facility to an Operator/Lessee (as defined herein). The Company manages the facility for the Operator/Lessee and has an option to acquire the stock of the Operator/Lessee. See "Business--Development."

 (6) Acquired January 1997.

 (7) Acquired October 1997.

 (8) Acquired October 1997. A 29-bed expansion at Sterling Care of Saxonburg was completed and opened in early December 1997.

 (9) Acquired January 1998.

(10) Opened September 1997.

(11) Opened November 1997.

(12) Acquired December 1997.

(13) Opened December 1997.

(14) Opened January 1998.

(15) Opened February 1998.

(16) Opened May 1998.

(17) Acquired June 1998.

(18) Acquired August 1996.

(19) Acquired January 1997.

(20) Acquired May 1997.

(21) Acquired August 1997.

     The Company anticipates that the names of the following facilities in Pennsylvania will be changed upon receipt of required regulatory approvals:
Kingston Manor to Outlook Pointe Commons(SM) at Kingston; Westview Manor to Outlook Pointe Commons(SM) at Wyoming; Mid Valley Manor to Outlook Pointe Commons(SM) at Mid Valley; Bloomsburg Manor to Outlook Pointe Commons(SM) at Bloomsburg; Old Forge Manor to Outlook Pointe Commons(SM) at Old Forge; Gethsemane Assisted Living to Outlook Pointe Commons(SM) at Eyers Grove; Balanced Care at Darlington to Outlook Pointe Commons(SM) at South Beaver; Sterling Care of Saxonburg to Outlook Pointe Commons(SM) at Saxonburg; Sterling Care of Sarver to Outlook Pointe Commons(SM) at Sarver; Silver Haven Summit to Outlook Pointe Keepsakes(SM) at Butler; Kingston Healthcare Center to Balanced Care, Kingston; Blakely Pine Healthcare Center to Balanced Care, Mid Valley; and Gethsemane Retirement Community and Rehabilitation Center to Balanced Care, Bloomsburg. In addition, the Company anticipates that Northridge Retirement Village will be changed to Outlook Pointe(R) at Northridge.

     The above table excludes the Company's seven Wisconsin assisted living facilities which the Company intends to sell. The facilities consist of seven owned assisted living facilities located in Beloit, Mauston, Monroe, Pardeville, Portage, Tomah and Waupun, Wisconsin. In June 1997, management determined that the market in which its Wisconsin assisted living facilities are located does not provide adequate opportunity to achieve the operational efficiencies necessary for the Company to operate profitably. As a result, the Company committed to a plan for the disposal of its Wisconsin assisted living facilities. In July 1998, the Company entered into a letter of intent to sell the Wisconsin assisted living facilities to a midwestern-based company for $2,900,000, the closing of which is subject to the negotiation of a definitive asset purchase agreement. The transaction is expected to close by October 31, 1998.

     The Company also decided in June 1997 to sell the Pharmacy in order to focus on its assisted living and skilled nursing operations and approached national pharmacy providers about acquiring the Pharmacy. In October 1997, the Company completed the Pharmacy Divestiture for net proceeds of approximately $4,700,000, which provided some of the working capital needed to sustain the Company's growth.

DEVELOPMENT

     An integral element of the Company's growth is the design, development and opening of the Outlook Pointe(R) signature series assisted living facilities to be owned by independent Operators/Lessees and managed by the Company. The Company believes that the signature series assisted living facilities meet the needs of the upper middle, middle and moderate income populations in its target markets and are designed to provide the broad range of services contemplated by its Balanced Care Continuum strategy over a range of pricing options. The Company currently plans to develop more than 40 Outlook Pointe(R) signature series assisted living facilities by June 30, 1999 and to continue its internal development program beyond fiscal 1999.

     In evaluating a potential market, the Company utilizes an in-house developed bed need model and a market analysis which considers such factors as bed need, population, mobility factors, income and age demographics, target site visibility, probability of obtaining zoning approvals, estimated level of market demand, the opportunity for the Company to offer a range of services comprising the senior living and health care continuum and the ability to maximize management resources in a specific market by clustering its development and operating activities.

     The primary phases of the Company's development process include: (i) the pre-contract phase, representing the period prior to obtaining a development agreement with the owner; (ii) the pre-construction phase, (iii) the construction phase; and (iv) the initial occupancy phase. The primary milestones in the Company's development process are: (i) site selection and signing of a land purchase option agreement; (ii) obtaining permits and approvals necessary to commence construction; (iii) execution of a development agreement; (iv) completion of construction and obtaining a certificate of occupancy; and (v) operational set-up and training prior to opening. Once a market has been identified, site selection and signing of a land purchase option agreement typically takes approximately 30 to 90 days and obtaining permits and approvals takes approximately 60 to 90 days.

Architectural design is done in-house by a Company architect, while hands-on construction functions are contracted to outside contractors. Construction of an assisted living facility normally takes six to twelve months, depending on geographic location, weather conditions and the size of the facility. Pre-opening operational activities begin approximately six months prior to the opening of the facility. After a facility receives a certificate of occupancy, residents usually begin to move in immediately. The Company generally expects occupancy of newly developed assisted living facilities to reach a targeted occupancy of 92% within 10 to 21 months after opening, depending on the size of the facility.

     The Company believes that it differentiates itself from many of its competitors by its senior management's expertise in the development of rehabilitation hospitals and other health care facilities and operations as well as its in-house market research and development capabilities. The development group is currently comprised of 15 professionals who have experience in real estate and health care facility development, including analysts who target potential markets through the use of an in-house developed bed need model and developers who conduct market analysis to identify market bed needs, select appropriate building sites, and coordinate all local and state governmental license and permit approvals. The design and construction group is responsible for adapting prototypical facility design to the selected site, making adjustments to the prototype plans to comply with local building codes and awarding and monitoring contracts with third party architects and general contractors. In addition, the Company's design and construction group conducts field inspections and construction draw approvals during the construction life of the project. The development group and the design and construction group collectively have over 150 years of construction management experience.

     The Company's financial analysts generate five year projections for each anticipated project. These projections are based on all costs associated with a particular prototype facility chosen for that locale. All projects are subject to predetermined hurdle rates for return on investment and minimum margins for net operating income and pretax income. The senior management team and Board of Directors approve all development projects. The costs to develop and construct an Outlook Pointe(R) signature series assisted living facility is generally projected to range between $44,000 and $85,000 per bed.

     To date, the Company has developed assisted living facilities primarily for health care REITs. The Company's recent and future development projects involve or are expected to involve entering into development agreements with third party owners, which are, or are expected to be, REITs. An independent third-party company (the "Operator/Lessee") leases or is expected to lease the assisted living facility from the REIT when construction has been completed and provide funding for working capital during the initial occupancy period. The Company manages, or expects to manage, the assisted living facility pursuant to management agreements with the Operator/Lessee, which generally provide for terms of two to nine years. Each management agreement provides, or is generally expected to provide, for annual fees approximating 6% of net revenue of the facility. In exchange for an option payment the Company will have the option to purchase the stock or assets of the Operator/Lessee for an exercise price based on formulas set forth in an option agreement.

     The following table sets forth certain information as of June 30, 1998 regarding the Outlook Pointe(R) signature series assisted living facilities for which the zoning, permitting or construction process has commenced and which the Company is developing for other independent Operators/Lessees. For each of the locations, the Company or the prospective third-party owner has, at a minimum, an option to purchase the real estate on which the facility is being developed. The Company expects to manage each facility for an Operator/Lessee. In addition to facilities listed below, the Company is also engaged in preliminary development activities with respect to other possible sites for future facilities.

                                              ESTIMATED
                                            CONSTRUCTION       ESTIMATED
        ASSISTED LIVING          RESIDENT    START DATE     COMPLETION DATE
       FACILITY LOCATION         CAPACITY   (QUARTER END)    (QUARTER END)
       -----------------         --------   -------------   ---------------
PENNSYLVANIA
  Scranton                           63       Commenced       Sept. 1998
  Lewisburg                          70       Commenced       Sept. 1998
  Hampden                           104       Commenced        Dec. 1998
  Midvalley                          40       Commenced       Sept. 1998
  Lewistown                          69       Commenced       Sept. 1998
  Dillsburg                          66       Commenced        Dec. 1998
  Berwick                            69       Commenced        Dec. 1998
  York                               66       Commenced        Mar. 1999
  Chippewa                           66       Commenced        Mar. 1999
  Lakemont Farms                    106       Commenced        June 1999
  Shippensburg                       66       Commenced        Dec. 1998
  Bridgeport                         66      Sept. 1998        June 1999
  Loyalsock                          66      Sept. 1998        June 1999
  Lebanon                            66      Sept. 1998       Sept. 1999
  Hanover                            62       Commenced        Dec. 1999
  Bangor                             72       Dec. 1998       Sept. 1999
  Selingsgrove                       72       Dec. 1998       Sept. 1999
  Johnstown                          66       Dec. 1998       Sept. 1999
                                  -----
          Subtotal:               1,255

OHIO
  Lima                               66       Commenced       Sept. 1998
  Mansfield                          66       Commenced       Sept. 1998
  Xenia                             104       Commenced        Dec. 1998
  Medina                             80       Commenced        Dec. 1998
  Hilliard                          106       Commenced        June 1999
  Centerville                       106       Commenced        June 1999
  Akron                             106       Commenced       Sept. 1999
  Steubenville                       80       Dec. 1998        Dec. 1999
  Westerville                       106      Sept. 1998       Sept. 1999
  Sagamore Hills                    106      Sept. 1998        Dec. 1999
                                  -----
          Subtotal:                 926

TENNESSEE
  Jackson                            66       Commenced        Dec. 1998
  Murfreesboro                       66       Commenced        Dec. 1998
  Bristol                            66       Commenced        Mar. 1999
  Hendersonville                     66       Commenced        June 1999
  Johnson City                       66       Commenced        June 1999
  Kingsport                          66       Commenced        June 1999
  Knoxville                         106       Commenced       Sept. 1999
  Greeneville                        66       Dec. 1998       Sept. 1999
  Clarksville                        66      Sept. 1998       Sept. 1999
  Morristown                         66       Dec. 1998       Sept. 1999
  OakRidge                           66       Dec. 1998       Sept. 1999
  Bartlett                           66       Dec. 1998       Sept. 1999
  Maryville                          66       Dec. 1998       Sept. 1999
                                  -----
          Subtotal:                 898

                                              ESTIMATED
                                            CONSTRUCTION       ESTIMATED
        ASSISTED LIVING          RESIDENT    START DATE     COMPLETION DATE
       FACILITY LOCATION         CAPACITY   (QUARTER END)    (QUARTER END)
       -----------------         --------   -------------   ---------------
FLORIDA
  Pensacola                          60       Commenced        Mar. 1999
  Tallahassee                       106       Commenced        June 1999
  Titusville                         66      Sept. 1998       Sept. 1999
  Elfers                             66      Sept. 1998       Sept. 1999
  Rockledge                         116       Dec. 1998        Dec. 1999
  Leesburg                           66       Dec. 1998        Dec. 1999
                                  -----
          Subtotal:                 480
VIRGINIA
  Danville                           66       Commenced       Sept. 1998
  Chesterfield                       80       Commenced        June 1999
  Blacksburg                         66       Dec. 1998       Sept. 1999
                                  -----
          Subtotal:                 212
KENTUCKY
  Frankfort                          66       Dec. 1998       Sept. 1999
  Danville                           66       Dec. 1998       Sept. 1999
  Florence                           66       Dec. 1999        Dec. 1999
                                  -----
          Subtotal:                 198
WEST VIRGINIA
  Martinsburg                        66       Commenced        Dec. 1998
  Teay's Valley                      66       Commenced       Sept. 1999
  Vienna                             66      Sept. 1998        July 1999
                                  -----
          Subtotal:                 198
INDIANA
  Anderson                           80       Commenced        Dec. 1998
  Evansville                        106       Commenced        June 1999
                                  -----
          Subtotal:                 186
MICHIGAN
  Warren                            116       Dec. 1998        Dec. 1999
LOUISIANA
  Baton Rouge                        80       Dec. 1998        Dec. 1999
MISSISSIPPI
  Ridgeland                          80       Dec. 1998       Sept. 1999
MARYLAND
  Hagerstown                         66       Commenced        Mar. 1999
NORTH CAROLINA
  Greensboro                         50       Commenced       Sept. 1998
                                  -----
          TOTAL:                  4,745
                                  =====

ACQUISITIONS AND STRATEGIC ALLIANCES

     Since its inception, the Company's growth has been substantially attributable to the acquisition of 18 assisted living facilities with a capacity for 1,043 residents, 13 skilled nursing facilities with a capacity for 1,294 patients, and four independent living facilities with a capacity for 120 residents, as well as a home health care agency (excluding the Company's seven Wisconsin assisted living facilities and the Pharmacy). The Company intends to continue to pursue selective acquisitions to enter new markets, to enable the Company to develop and provide one or more components of the Balanced Care Continuum in its markets, to create clusters of assisted living facilities in selected markets, to benefit from operating efficiencies and to develop a leading market position. The Company believes that clustering facilities geographically will create opportunities for operating efficiencies such as leveraging existing corporate office and regional operations and marketing staff, lowering workers' compensation and other employee benefit costs and lowering food and supplies costs. In addition, the Company will consider entering into joint ventures or other alliances with skilled nursing, medical rehabilitation, home health care and other senior health care providers as a cost effective means of providing a full range of care to residents of the Company's facilities and a senior care continuum that eases an individual's transition from one setting to another.

     In evaluating a potential acquisition, the Company considers, among other factors: (i) location, construction quality, condition and design of the facility; (ii) current and projected facility cash flow; (iii) the ability to increase revenue, occupancy and cash flows by providing a full range of services; (iv) cost of facility repositioning (including renovations, if any);
(v) the reputation of the facility in the local market; and (vi) the extent to which the acquisition will complement the Company's development plans and strategy. The Company's senior management and its acquisition team have extensive experience in the acquisition of assisted living and other health care facilities, including market assessment, identification of targets, due diligence, negotiating, pricing, structuring, closing and integrating acquisitions. Additionally, the Company's senior management team has extensive acquisition experience as well as contacts with a large number of assisted living, medical rehabilitation, home health care and skilled nursing and subacute facility owners and operators.

     The Company believes that the current fragmentation of the assisted living industry will continue to create potential acquisition candidates for the Company and that the competitive nature of the market will increase selling activity as smaller, less capitalized providers face increasing competition from larger competitors who can offer a broader range of services at more attractive prices. The Company believes that through the reputation of its management and the quality of the assisted living facilities it operates and is currently developing, it will become an attractive acquirer for assisted living facilities. The Company may pursue both strategic and single portfolio acquisitions that meet its quality standards and present the opportunity to increase its profitability.

OPERATIONS

  CENTRALIZED CORPORATE MANAGEMENT

     The Company's corporate and other administrative functions are centralized so that the facility-based management and staff can focus on resident care. The Company's corporate office, located in Mechanicsburg, Pennsylvania, is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance functions; (iii) developing and implementing employee training programs and materials; (iv) coordinating human resources; (v) food services functions; (vi) coordinating marketing functions; and (vii) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, facility design, development and construction management are conducted by the Company's corporate development and acquisition teams.

     The Company manages the operations of each of its facilities through standardized management reporting and centralized control of capital expenditures and the purchase of larger and more frequently used supplies. Facility expenditures are monitored by regional operations teams headed by one of the Company's Regional Vice Presidents who are responsible for the financial performance of the facilities in their region. The operational activities of the Company's assisted living facilities are directed by the Company's Senior Vice President -- Outlook Pointe(R) Division, its Vice President -- Missouri Division, its Vice President -- Keystone Division and its Vice
President -- Rehab Therapy Division, who are responsible, with the regional Vice Presidents, for the opening and operation of these facilities.

  COMMUNITY-BASED MANAGEMENT

     An assisted living Community Director or skilled nursing Facility Administrator manages the operations at each assisted living or skilled nursing facility, including oversight of the quality of care, delivery of resident services, and monitoring of financial performance, and is responsible for all personnel, including assisted living, food service, maintenance, activities, security, housekeeping, and, where applicable, nursing. Directors and Administrators are compensated based on attaining certain quality service goals and on the financial goals of the facility. In most cases, each facility also has department managers that direct nursing or care services, dining services, activities, transportation, environmental, housekeeping and marketing functions.

     In its assisted living communities, the Company has adopted the concept of a multi-task work environment whereby each employee's responsibilities span a number of traditional job descriptions. For example, an employee may, during the course of a day, provide housekeeping, food delivery service, activities, and assistance with ADLs to residents. On-site care managers and residents' assistants provide most of the actual resident care in conjunction with a small support team consisting of a nurse, a housekeeper, a maintenance helper, an administrative coordinator and a small dining service team.

     The Company actively recruits personnel to maintain adequate staffing levels at its existing facilities, as well as additional staff for new or acquired facilities, prior to opening. The Company has adopted comprehensive recruiting and screening programs for management for positions that utilize personnel profiling, corporate office interviews, and background checks. The Company offers system-wide training and orientation for its resident care employees, department level managers, and executive staff at the facility level through Company-sponsored programs.

  QUALITY ASSURANCE AND TRAINING

     The Company's quality assurance program is designed to achieve, maintain and enhance high performance in the area of resident and family satisfaction, employee development, fiscal responsibility and corporate integrity, along with continuous internal quality improvement. Corporate office staff oversee the implementation of the quality assurance program at each of the Company's facilities. Resident and family participation is encouraged and feedback is sought through surveys, focus groups, resident councils and discussions with family members. The Company provides intensive training programs to ensure that its quality standards are achieved by its employees at each facility, and strives to meet employees' needs and provide a respectful and cooperative environment. Employees are responsible for handling finances with efficiency and integrity and adhere to an ethical code of conduct. Internal standards for all areas of service have been established which the Company believes meet or exceed those of regulatory agencies. Monitoring and improving internal performance in regard to these standards is facilitated by cross-functional performance improvement teams. Additionally, inspections of each facility are conducted regularly by corporate staff who review all aspects of operations, care and services provided.

  INTEGRATION OF ACQUIRED FACILITIES

     The Company has developed a plan and organization structure to begin a complete integration of each acquired facility immediately following its acquisition. An interdisciplinary integration team begins conversion of financial and information systems at closing, with operations, marketing and human resource policies and procedures converted during the first six months of operation.

  MARKETING

     The Company's marketing program has been developed by the corporate marketing staff under the direction of the Company's Vice President of Sales and Marketing and is modified in accordance with the needs of each region in which the Company operates. Marketing focuses on creating awareness of the Company and its services among prospective residents, their families, professional referral sources and other key decision makers. Marketing efforts are implemented on a regional and local level under the supervision of the corporate marketing staff. Corporate office personnel develop the overall marketing strategies for each facility, produce all marketing materials, maintain marketing databases, oversee direct mailings, place all media advertising and assist facility personnel in the initial development and continuing refinement of marketing plans. The Company conducts pre-construction surveys of age- and income-qualified prospective residents and their families living within a certain radius of the proposed assisted living construction site to ensure that the Company understands the needs and demands of a particular marketplace. Focus groups are organized during the pre-opening phase to collect data from key community representatives about seniors' needs and to inform them of the Company's approach to senior care.

     Before opening a new assisted living facility, the Company contacts referral sources and conducts marketing programs that generate public awareness beginning with the start of construction and intensify several months prior to opening of the facility. An on-site Marketing Coordinator and Community Director are at the facility approximately four and six months, respectively, prior to the opening of the facility and are supported by the Company's corporate marketing department. The Company generally expects occupancy of newly developed assisted living facilities to reach targeted occupancy of 92% within 10 to 21 months after opening, depending on the size of the facility.

     Once a facility opens, the Company believes that satisfied residents and their families are its most important referral sources. The Company's emphasis on high quality services and resident satisfaction create a strong referral base in the surrounding community. In addition, the Company focuses on developing the reputation of the facilities for quality care and its Balanced Gold(R) program among potential referral sources.

     In markets where the Company offers multiple components of the Balanced Care Continuum, such as assisted living, outpatient rehabilitation services, skilled nursing, subacute care, home care and hospice services, a network approach to sales and marketing is utilized. A community-based sales force that understands the health care environment of each market, including competitor positioning, referral patterns and the maturity of managed care, facilitates cross selling of the Company's services. Direct sales efforts increase referrals for all services through the account management of professional referral sources such as physicians, hospitals, and managed care plans.

  MANAGEMENT INFORMATION SYSTEMS

     The Company's Information Systems department, under the direction of the Company's Vice President of Corporate Services, develops, implements and maintains management and financial systems which enable the Company to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. The Company uses flexible input methods and communications to allow for distributed data collection and analysis. Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate the planned growth of its operations without disruption or significant modification to existing systems through fiscal year 1999. The Company plans to begin upgrading the existing financial system during fiscal year 1999 to accommodate future growth. While cost estimates have not been finalized, the system upgrade will involve expansion of the Company's systems staff and a substantial financial commitment.

     The Company uses high quality hardware and operating systems from current and proven technologies to ensure reliability and optimum system performance. In an effort to evaluate these systems for year 2000 issues, the Company has formed an oversight committee. This committee has performed an inventory and risk assessment of the Company's internal operating systems, as well as an inventory of third party relationships and their impact on the Company. Based upon the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships and its relationships with third party intermediaries for nursing home reimbursement. The Company is in the process of developing contingency plans to address these critical relationships. The oversight committee will also oversee the testing of any internal information technology systems which do not contain embedded software. The testing of these systems and the time frame for completion are in the planning stages. For those non-critical systems which cannot be readily tested, the Company will inquire of third party vendors as to the status of year 2000 compliance within these systems. Based upon the Company's progress to date in addressing year 2000 issues, management does not expect these issues to have a material impact on financial position, results of operations or cash flows in future periods, including the cost of remediation.

COMPETITION

     The Company is one of the 50 largest providers of assisted living services in the United States in terms of resident capacity, according to the Largest Providers Annual Survey 1998, published by KPMG Peat Marwick LLP. The health care industry is highly competitive and the Company believes that competition in its current and targeted markets will continue to increase. There are currently few regulatory and other barriers to entry in the assisted living industry. The Company faces competition for residents from numerous local, regional and national providers of facility-based assisted living and long-term care, including skilled nursing facilities, as well as medical rehabilitation and home health care providers. Many of the Company's present and potential competitors are significantly larger or have greater financial resources than those of the Company. The Company believes the primary competitive factors in the senior care industry are: (i) reputation for, and commitment to, high quality care; (ii) quality of support services offered (such as home health care and food services); (iii) price of services; (iv) physical appearance and amenities associated with the facilities; and (v) location. Because seniors tend to choose senior living facilities near their homes, the Company's principal competitors are other senior living and long-term care facilities in the same geographic areas as the Company's facilities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers. Additionally, in implementing its growth strategy the Company will face competition for the development and acquisition of assisted living, skilled nursing and related senior care facilities.

     Management believes that the Company's competitive position in its targeted markets is enhanced by the disciplined practices applied to market selection. The Company utilizes an in-house developed model for market analysis to determine the net bed need expected for each community. This analysis considers such factors as population, income and age demographics and the number of competitor beds in the market to arrive at the demonstrated net bed need, excluding the facility proposed by the Company. A net bed need of at least three times the size proposed is necessary in order for the Company to proceed to enter that market. Also considered are the opportunity for the Company to offer a range of services comprising the senior living and health care continuum, the sophistication of competitor facilities, and the ability to maximize management resources in a specific market by clustering its development and operating activities.

GOVERNMENT REGULATION

     The health care industry is subject to extensive federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its facilities and controlling reimbursement to the Company for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically. It is not possible to predict the content or impact of future legislation and regulations affecting the health care industry.

     Laws and regulations governing skilled nursing facilities are particularly extensive and establish minimum standards in a variety of areas, including physical plant specifications; personnel training and education; the level of nursing, physician, rehabilitation, social, dietary and recreational services to be provided; and safety and evacuation plans. The Omnibus Reconciliation Act of 1987 ("OBRA") significantly redefined the scope and nature of federal regulations governing skilled nursing facilities certified to participate in the Medicare and Medicaid programs, with an emphasis on resident rights and quality of care. Skilled nursing facilities are also generally subject to and must comply with state and/or local building and fire codes. In addition, some states, including Missouri, have certificate of need laws applicable to skilled nursing facilities. Certificate of need laws require that a state agency determine that a sufficient need exists for a facility before it may be opened. These laws may also regulate permitted capital expenditures and expansion of services and beds.

     Skilled nursing facilities, like other health care providers, are periodically inspected by governmental agencies with authority over licensing and certification for participation in the Medicare and Medicaid programs. New survey and certification requirements under OBRA for participation in the Medicare and Medicaid programs became effective in 1995, significantly changing the process of surveying long term care facilities. These requirements established a graduated system of penalties and remedies to match the severity of the deficiency.

Facility deficiencies may result in the imposition of fines and penalties, a need to undertake corrective actions, a temporary moratorium on admissions pending correction of deficiencies, and could result in decertification from the Medicare and Medicaid programs or loss of licensure and closure of the facility. To date, these regulations have not had a material adverse effect on the Company's operations. In July 1998, the Clinton Administration unveiled a series of administrative and proposed legislative reform measures designed to assure the delivery of quality care in nursing facilities. Included among these reforms is a requirement that survey inspections, currently conducted by state agencies to assess compliance with Medicare conditions of participation, occur more frequently and less predictably and that sanctions be imposed more rapidly. The Clinton Administration has further stated that if the state agencies are unable to enforce the quality measures effectively, the Health Care Financing Administration would contract with other organizations for survey and certification services.

     The federal government, through the Health Care Financing Administration, has proposed revisions to the conditions for participation in the Medicare program applicable to home health care providers. These revised conditions, as proposed, focus on matters such as patient rights, outcomes of care, patient assessment, care planning, and quality assessment. The Company is not able to predict at this time what the content of the final revised conditions will be or the impact the final conditions may have on the Company's home health care services. In response to concerns voiced by Congress and home health providers, the Health Care Financing Administration recently suspended compliance with this rule until at least February 15, 1999, pending the issuance of a new final rule.

     The Company's assisted living facilities are subject to regulation by various state and local agencies. There are currently no federal laws or regulations specifically governing assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility's operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. In addition, in several states, including Arkansas, Missouri, Kentucky and New Jersey, certificate of need laws apply to assisted living facilities. North Carolina imposed a 12-month moratorium, effective August 28, 1997, on the addition of adult care home beds in the state, subject to certain exceptions. The exceptions include, among others, an exception for certain development or expansion plans submitted to the state prior to the date of the moratorium. The Company's development project in Greensboro, North Carolina is not subject to the moratorium since it meets the requirements of this exception. Although the moratorium has expired, it is anticipated that the moratorium will be reenacted retroactively to the date of expiration through August 26, 1999. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

     Because assisted living facilities historically have not been considered as traditional health care entities and government and private insurers have not reimbursed providers for assisted living services, these facilities have not been subject to the degree of regulation which governs nursing homes and other health care providers. As assisted living emerges as a cost-effective alternative to nursing facility care, it is anticipated that assisted living facilities could become subject to more extensive regulation, particularly in the areas of licensure and reimbursement. The content of such regulations, the extent of any increased regulation and the impact of any such regulation on the Company cannot be predicted at this time and there can be no assurance that such regulations will not adversely affect the Company's business.

     As a Medicare and Medicaid provider with respect to its skilled nursing facilities and rehabilitation and home health care operations, the Company is subject to a variety of laws regulating relationships among health care facilities, providers and physicians. Among these laws is the federal "Stark Act" legislation which prohibits, with some exceptions, a physician from referring patients for certain designated health care services, including home health care and certain rehabilitation services, to entities in which the physician or a member of his or her family has a financial interest. In early 1998, proposed regulations relating to the Stark Act were issued. The Company is not able to predict at this time what the content of the final regulations will be or the impact the final regulations may have on the Company's business and operations. The Company, as a Medicare and Medicaid provider, is also subject to federal anti-kickback laws which prohibit the payment or receipt of any remuneration in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. Violation of these provisions could result in civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. There are currently a number of federal initiatives being undertaken to increase enforcement of the federal anti-kickback law and other antifraud and abuse provisions. The federal government, through the Office of Inspector General, recently released a model compliance plan for home health agencies. The model plan identifies a number of risk areas where home health agencies need to pay particular attention to their practices and further requires the home health agency to exercise oversight over parties with which it does business. The Company has established a corporate compliance code of conduct relating to, among other things, resident and patient care, and fraud and abuse/legal policy and procedures. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of antifraud provisions designed to further fight abuse and enhance program integrity. Certain states have also enacted anti-kickback laws patterned on the federal law. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including antifraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. If the Company elects to become a Medicaid provider with respect to its assisted living facilities, such entities would become subject to all of the requirements applicable to Medicaid providers, including the antifraud and abuse legislation.

     The Company derives a significant portion of its revenues from federal and state reimbursement programs. All of the skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid, and the Company's home health care agency is certified under Medicare. The reimbursement methodology for a variety of health care providers is changing significantly as a result of provisions contained in the Budget Act, which provisions could materially impact the Company's operations and financial condition. The Budget Act provides for the establishment of a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). The PPS for skilled nursing facilities is being phased in over three cost reporting periods, commencing on or after July 1, 1998. During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate. Once the PPS is fully implemented, skilled nursing facilities will be paid a federal per diem rate for covered services, which include routine and ancillary services and most capital-related costs. In conjunction with PPS, consolidated billing for Medicare Part A Services will be required for skilled nursing facilities. Under consolidated billing for Medicare Part A Services, facilities must bill Medicare for all of the services residents receive, including all therapy services. The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. The Company estimates the new Medicare reimbursement rates will reduce Medicare revenues at the skilled nursing facilities by approximately $8,000,000 from fiscal 1998 levels. To maximize operating results under the new regulations the Company has embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a renegotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity;
(iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. These operational changes are expected to reduce operating costs by approximately $6,500,000 in fiscal 1999 from fiscal 1998 levels. The net result of these changes is an expected decline of $1,500,000 in operating and pre-tax income in fiscal 1999 compared to fiscal 1998. These are estimates based on the volume of Medicare business and the acuity of patients experienced during fiscal 1998. Actual results in fiscal 1999 could vary depending upon, among other things, the number and acuity of Medicare patients admitted, and the Company's experience with programmatic management and cost control. The Company continues to evaluate the impact of the Budget Act upon future operating results.

     The Budget Act additionally establishes a PPS for home health care services pursuant to which all services which are currently paid on a reasonable cost basis will be paid on a prospective basis. The PPS for home health care services is to begin October 1, 1999, with a transition period not to exceed four years. Until such time as there is full implementation of the PPS for home health care services, the Budget Act imposes a number of interim modifications on reimbursement, including a reduction in per visit cost limits. The interim payment system implemented by the Health Care Financing Administration is effective retroactive to October 1997 and has resulted in required repayments to the federal government by a number of home health agencies. Reimbursement of these provider overpayments and the imposition of per visit cost limits have created significant financial hardship for providers, with a number of home health providers having ceased operations. In an effort to offset the hardship caused by the repayment obligation, the Health Care Financing Administration has authorized repayments over a 12-month period, rather than requiring a lump sum payment. The Budget Act also modifies reimbursement rates for rehabilitation agencies and outpatient therapy providers. It is not possible to predict at this time the impact that any or all these changes in reimbursement methodology may have on the business, results of operations or financial condition of the Company, though the reform measures are intended to reduce the amounts paid by the government for these services.

     Medicaid programs currently exist in all of the states in which the Company has skilled nursing facilities and also apply in some of the states where the Company has assisted living facilities. While these programs differ in certain aspects from state to state, they are all subject to requirements imposed by the federal government, which provides approximately 50% of the funds available under these programs. In the states in which the Company operates skilled nursing facilities, payments are based upon specific cost reimbursement formulas established by that state, which are generally based on historical costs with adjustment for inflation.

     For Fiscal 1998, the Company derived approximately 43% of its gross patient revenues from Medicare and approximately 37% of its gross patient revenues from Medicaid. For the year ended June 30, 1997, the Company derived approximately 38% of its gross patient revenues from Medicare and approximately 38% of its gross patient revenues from Medicaid. The Company had no revenues from Medicare or Medicaid for the year ended June 30, 1996.

     Both governmental and private-payor sources have instituted cost containment measures designed to limit payments made to long-term health which adversely affect reimbursements to the Company. Furthermore, although federal regulations do not recognize state budget deficiencies as a legitimate ground to curtail funding of their Medicaid cost reimbursement programs, states have nevertheless curtailed such funding in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to present levels.

     Government reimbursement programs are also subject to statutory and regulatory changes, administrative rulings and interpretations, determinations by reimbursement intermediaries, and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care providers operated by the Company. In addition, there can be no assurance that facilities or other providers owned, leased or managed by the Company, now or in the future, will initially meet or continue to meet the requirements for participation in such programs.

     The Company believes the structure and composition of government regulation of health care will continue to change and, as a result, it regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further, legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

     The Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances, or failure to remediate such contamination properly, may also affect adversely the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at the disposal site, may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

LIABILITY AND INSURANCE

     Providing health care services involves an inherent risk of liability. Participants in the senior living and health care services industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and managed facilities with such coverages and deductibles which management believes are prudent, adequate and in keeping with industry practice. The Company also has an umbrella excess liability protection policy in the amount of $5.0 million to $10.0 million per location. In addition, the Company maintains policies for employee practices and officers and directors liability in the amounts of $1.0 million and $10.0 million respectively. There can be no assurance that a claim in excess of the Company's insurance will not be asserted. A claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse affect on the Company. The Company's insurance policies are reviewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 2,400 employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could affect adversely the Company's ability to recruit and retain qualified employees and its operating expenses.

RISK FACTORS

     This Annual Report on Form 10-K and the 1998 Annual Report to Stockholders contain various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations or beliefs concerning various future events, include the following: statements concerning anticipated effects on earnings, cost savings and operations of the Company; net cash flow; industry trends; certain expected capital expenditures; computer software modification and replacement; the outcome of any government inquiries, litigation or other proceedings; the impact of government regulation; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including the following:

     Limited Operating History. The Company was formed in April 1995 and has a limited operating history. The Company incurred losses of $909,000 and $4,492,000 for its fiscal years ended June 30, 1996 and 1997, respectively, and had a net income of $3,575,000 for fiscal 1998. As of June 30, 1998, the Company had an accumulated deficit of $1,836,000. The Company's newly developed assisted living facilities are expected to incur operating losses until they achieve break-even occupancy levels of approximately 78%. The Company expects to achieve targeted occupancy levels of approximately 92% approximately 10 to 21 months after opening, depending on the size of the facility. In addition, the Company's acquired operations, even if profitable when acquired, may incur operating losses pending their integration into the Company's business. Several of the facilities that have been acquired by the Company experienced operating losses in the fiscal years ended June 30, 1997 and 1998. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are incorporated by reference from the Company's 1998 Annual Report. Accordingly, there can be no assurance that the Company will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Implementation of Strategies. To date, the Company's growth has been primarily attributable to acquisitions of assisted living and skilled nursing facilities. The Company's first Outlook Pointe(R) signature series assisted living facility opened in May 1997. The Company has opened 11 additional Outlook Pointe(R) signature series assisted living facilities through June 30, 1998. The Company intends to develop the Balanced Care Continuum through the development and selective acquisition of additional assisted living facilities and, where appropriate, skilled nursing facilities, as well as the provision of medical rehabilitation, home health care, Alzheimer's services and skilled nursing services. The Company expects that the number and types of facilities and business operations that it owns, operates or manages will increase substantially if the Company is successful in implementing its strategies. Implementation of the Company's strategies will place a significant burden on the Company's management resources and require the development, implementation and continual enhancement of sufficient operational, resident care, financial and management information systems. Successful implementation of the Company's strategies will also depend on its ability to carry out its development plans and to effect acquisitions and alliances and to attract, motivate and retain management, professional, marketing and other key personnel. There can be no assurance that its strategies can be implemented successfully or that sufficient management resources and operational, resident or patient care, financial and management information systems will be available. If the Company is unable to manage its growth or to implement its strategies effectively, its business, results of operations and financial condition could be materially and adversely affected.

     Need for Additional Capital. The Company will need to obtain substantial additional capital resources to fund its development and acquisition strategy as well as its working capital needs to fund the growth in its operations. The Company plans to develop more than 40 additional Outlook Pointe(R) facilities by June 30, 1999. The estimated cost to complete these facilities ranges from $350 to $400 million which substantially exceeds the financial resources currently available to the Company. In addition, the Company estimates that the planned development projects for the fiscal year ended June 30, 1999 ("Fiscal 1999") will require approximately $70 million of working capital commitments from Operators/Lessees during their initial occupancy periods, which are expected to occur during the fiscal years ended June 30, 2000 and 2001 ("Fiscal 2001"). The Company also estimates that it will require approximately $100-200 million through Fiscal 2001 if it exercises its options to purchase the stock or assets of Operators/Lessees for all projects developed under this structure, through and including Fiscal 1999 development projects. Accordingly, the Company's future growth will depend on its ability to obtain additional development, acquisition and working capital financing on acceptable terms. The Company may seek additional financing through public or private financing sources, including equity, debt or lease financing. Financings effected through the issuance of securities could result in substantial dilution to holders of Common Stock. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient development, acquisition and working capital financial resources could result in the Company delaying or eliminating all or some of its development projects and acquisition plans or otherwise slowing the growth of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," which are incorporated by reference from the Company's 1998 Annual Report.

     Assisted Living Facility Construction and Occupancy Risks. To date, the Company has developed, built and opened 12 of its Outlook Pointe(R)signature series assisted living facilities. The Company plans to open approximately 63 Company-designed assisted living facilities with an aggregate capacity of approximately 5,300 residents by June 30, 2000. Achievement of these goals will depend upon a number of factors, including the Company's ability to obtain adequate financing on acceptable terms, to obtain zoning, land use, building, occupancy, licensing and other required governmental permits on a timely basis, and to control construction costs and project completion schedules. In addition, numerous factors outside the Company's control will impact the successful implementation of its development plans, including competition for site acquisitions, shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the method of applying such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes and adverse weather. There can be no assurance that the Company will not encounter delays in its development program or that it will be successful in developing and constructing planned or additional assisted living facilities or that completed facilities will achieve targeted occupancy rates or otherwise be economically successful. The Company's inability to achieve its development plans or the delay of those plans could have a material adverse effect on its business, results of operations and financial condition.

     Acquisition Risks; Difficulties of Integration. To date, the Company's growth has been primarily attributable to acquisitions. The Company may continue to expand its business through strategic acquisitions. Pursuit of an acquisition strategy entails the risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. The Company's success in effecting acquisitions will depend on numerous factors, including its ability to identify suitable acquisition candidates and negotiate acceptable purchase terms, the competition for acquisitions, the Company's ability to finance acquisitions, and the availability of appropriate government licenses and approvals. Successful integration of acquired businesses will depend on the Company's ability to effect any required changes in operations or personnel, and may require renovation or other capital expenditures or the funding of unforeseen liabilities. There can be no assurance that the Company will consummate future acquisitions, that operations of acquired facilities can be successfully integrated or that acquired operations will be profitable.

     Substantial Fixed Charges; Pledge of Assets. The Company leases most of its facilities under long-term operating leases. Lease and debt service obligations of the Company for Fiscal 1998 aggregated approximately $16 million, including the repayment of the mortgage relating to the Wisconsin facilities of approximately $5 million. Leases generally provide for rent increases and require the Company to pay taxes, utilities and insurance obligations. The Company intends to continue to finance the development of its properties primarily through operating leases and thus expects that the amount of its lease-related and debt service obligations will increase as the Company pursues its growth strategy. As a result, an increasing portion of the Company's cash flow will be devoted to lease payments and debt service, which will reduce the amount of cash flow otherwise available to support the Company's growth. Such leases and mortgages also typically contain rent coverage and other financial covenants. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required lease and debt service payments or that the financial performance of the Company or of particular subsidiaries or facilities will be adequate to meet applicable financial covenants. Any payment or other default could cause a lender to foreclose upon any collateral securing the indebtedness or, in the case of an operating lease, could terminate the lease, resulting in a loss of revenue and asset value to the Company. In certain cases, indebtedness secured by real estate of a facility is also secured by a pledge of the Company's operating interest in the facility and, in certain other cases, indebtedness and facility leases are secured by a pledge of stock of certain of the Company's subsidiaries. Since most of the Company's leases and financing agreements contain cross-default and cross-collateralization provisions, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's other obligations and properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," which is incorporated by reference from the Company's 1998 Annual Report.

     Government Regulation. The health care industry is subject to extensive federal and state regulation and frequent regulatory change. Federal, state and local laws governing long-term care and other services provided to seniors address, among other things, adequacy of medical care, distribution of pharmaceuticals, operating policies, licensing and certificate of need requirements. Long-term care facilities are also periodically inspected to assure continued compliance with various standards and licensing requirements under state law. There are currently no federal laws or regulations specifically defining or regulating assisted living facilities. However, while many states have not yet enacted specific assisted living laws or regulations, the Company's assisted living facilities are subject to state regulation, licensing, approvals by state and local health, welfare and social service agencies and other regulatory authorities and compliance with building codes and environmental laws. In addition, in several states, including Arkansas, Missouri, New Jersey, Kentucky and North Carolina, certificate of need laws apply to assisted living facilities. Certificate of need or similar laws require that a state agency approve certain acquisitions and determine that a need exists for certain services, the addition of beds and capital expenditure or other changes. North Carolina imposed a moratorium on the addition of adult care home beds, subject to certain exceptions where binding commitments have been made to establish or expand an adult care home facility. The moratorium has expired, but it is expected that the moratorium will be reenacted and remain effective through August 26, 1999. When the issuance or renewal of certificates of need or other similar government approvals are required, changes in existing laws or adoption of new laws could adversely affect the Company's development or acquisition strategy and/or its operations if it is unable to obtain such certificates of need approvals or renewals thereof. Also, health care providers have been subjected to increasing scrutiny under anti-trust laws as the integration and consolidation of the health care industry increases and affects competition. Regulation of the assisted living industry is evolving. The Company cannot predict the content of new regulations and their effect on its business. There can be no assurance that regulatory or other legal developments will not affect adversely the Company's business, results of operations and financial condition.

     Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues "special fraud alerts" which address specific areas of concern. The federal government, through the Office of Inspector General, recently released a model compliance plan for home health agencies. The model plan identifies a number of risk areas and requires the home health agency to exercise oversight over parties with which it does business. Federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. If the Company elects to become a Medicaid provider with respect to its assisted living facilities, such entities would become subject to all of the requirements applicable to Medicaid providers, including the anti-fraud and abuse legislation. Although the Company believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

     Health Care Reform. In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the Health Care Financing Administration ("HCFA"), enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company's business, results of operations and financial condition. The Company's skilled nursing facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in Missouri and Pennsylvania exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of long-term care facilities. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's long-term care facilities could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. The Company cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the Common Stock in the future.

     Geographic Concentration of Business. Currently, a substantial portion of the Company's facilities, including facilities under construction and development for independent Operators/Lessees, are located in Pennsylvania and Missouri. Operating revenues attributable to the Company's business in those states accounted for approximately 95% and 94% of the Company's total operating revenues for the years ended June 30, 1997 and 1998, respectively. As part of its strategy, the Company intends to continue to develop and acquire facilities in Pennsylvania and Missouri, as well as other states. Until the Company's operations become more geographically dispersed, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation and under development. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Liability and Insurance. Providing health care services involves an inherent risk of liability. Participants in the senior living and health care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company currently maintains liability insurance intended to cover medical malpractice, wrongful death and other claims which it believes is adequate and in keeping with industry practice. However, claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance (e.g., claims for punitive damages) may arise. A successful claim against the Company not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the

Company's reputation and its ability to attract residents or expand its business. The Company's insurance policies generally must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. See
"Business -- Liability and Insurance."

     Competition. The senior living and health care industry is highly competitive and the Company believes that competition in its current and targeted markets will continue to increase. The Company faces current and prospective competition for residents and patients and for employees from numerous local, regional and national providers of facility-based assisted living and long-term care, as well as rehabilitation therapy and home-based health care providers. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than the Company. There are currently few regulatory and other barriers to entry into the assisted living industry. If the development of new assisted living facilities surpasses the demand for such facilities in particular markets, such markets could become saturated. The Company also expects to compete for acquisitions of additional assisted living and long-term care facilities and other senior health care operations. Competition could limit the Company's ability to attract residents and patients and expand its business and could have a material adverse effect on the Company's business, results of operations and financial condition.

     Environmental Risks. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances that may be located on, in or under the property. These laws and regulations may impose liability regardless of whether the owner or operator was responsible for, or knew of, the presence of the hazardous or toxic substances. The liability of the owner or operator and the cost of any required remediation or removal of hazardous or toxic substances could be substantial and is generally not limited. The presence of hazardous or toxic substances in or under such properties could also subject the Company to lawsuits by or liability to adjacent property owners, residents of the facilities or employees who are injured by contamination. The presence of hazardous or toxic substances at any property held or operated by the Company in the future could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if contamination is found, it could adversely affect the Company's ability to continue to operate, to lease or to sell the contaminated property or to use that property as collateral for future loans.

     Change of Control. The acquisition by one or more related persons of 50% or more of the Common Stock constitutes a default under certain leases between the Company and Meditrust and may result in the termination of such leases or the exercise of other remedies thereunder by the lessor. See "Certain Relationships and Related Transactions", which is incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. Other financing arrangements of the Company contain similar change of control provisions which may result in the termination of such arrangements or the exercise of other remedies thereunder upon a change of control of the Company (as defined in such arrangements).

     Dependence on Key Personnel. The Company's success to date has been significantly dependent on the contributions of Brad E. Hollinger, the Company's Chairman of the Board, President and Chief Executive Officer and one of its founders, and the loss of his services could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's success also depends to a significant extent upon a number of other key employees of the Company. The Company is party to employment agreements with Mr. Hollinger and several other key employees. The loss of the services of one or more other key employees also could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

     Labor Costs. The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. Currently, none of the Company's employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur labor costs higher than those of competitors with non-union employees. The Company's business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

     No Prior Trading Market; Potential Volatility of Stock Price. Prior to February 1998, there had been no public market for the Common Stock, and there can be no assurance that an active trading market for the Common Stock will be maintained. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many health care companies and which have often been unrelated to the operating performance of these companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in periodic operating results, changes in management, future announcements concerning the Company, legislative or regulatory changes, general trends in the industry and other events or factors. See "Business -- Competition" and "Business -- Government Regulation."

     Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. Furthermore, the Company has entered into certain leases, and may enter into additional financing arrangements in the future, which provide that the Company will be in default under such leases in the event of a change of control of the Company. See "Change of Control."

                               EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 21, 1998:

                NAME                     AGE                          POSITION
                ----                     ---                          --------
Brad E. Hollinger....................    44     Chairman of the Board, President and Chief Executive
                                                Officer and a Director
Paul A. Kruis........................    44     Chief Financial Officer
Stephen G. Marcus....................    45     Chief Operating Officer
Brian L. Barth.......................    37     Chief Development Officer
David K. Barber......................    44     Senior Vice President -- Project Management
Russell A. DiGilio...................    42     Senior Vice President -- Outlook Pointe(R)Division
Douglas L. Brewer....................    37     Senior Vice President -- Mergers and Acquisitions
Mark S. Moore........................    37     Senior Vice President -- Financial Operations
Robert J. Sutton.....................    49     Vice President -- Corporate Services and Secretary
Clint T. Fegan.......................    40     Vice President -- Corporate Controller
Diane M. Borger......................    42     Vice President and Treasurer
Robin L. Barber......................    35     Senior Counsel and Vice President -- Legal Affairs
                                                and Assistant Secretary

     Brad E. Hollinger has served as a director and as Chairman of the Board, President and Chief Executive Officer of the Company since its founding in April 1995. Previously he served as Executive Vice President of the Contract Service Group of Continental Medical Systems ("CMS"), a national provider of medical rehabilitation services and contract therapy services from 1992 to 1995. During his eight years with CMS, Mr. Hollinger also served as Senior Vice President/Development from 1987 to 1990, leading the development and financing of eighteen medical rehabilitation hospitals in seven states. From 1985 to 1987, Mr. Hollinger was Vice President of Development of Rehab Hospital Service Corporation.

     Mr. Hollinger, without admitting or denying the allegations, settled a proposed civil action brought by the Securities and Exchange Commission (the "Commission") contending that he violated certain federal securities laws in connection with trading in the common stock of Continental Medical Systems, Inc. prior to its merger with Horizon Healthcare, Inc. in 1995. The Commission approved the settlement on May 12, 1998, which consisted of the entry of an order enjoining him from future violations of such securities laws and the payment of $21,625, representing profits allegedly realized by him and a family member, plus interest, and a civil money penalty in an amount equal to such payment, plus interest.

     Paul A. Kruis has served as the Chief Financial Officer of the Company since November 1997. From 1987 through 1993, Mr. Kruis served as Senior Vice President, Treasurer and Chief Financial Officer of Rehab Systems Company ("RSC"), a company in the business of developing, building and operating comprehensive medical rehabilitation hospitals. Mr. Kruis was a founding officer of RSC, which was acquired by Novacare, Inc., in 1991. Mr. Kruis remained with Novacare, Inc. in the same capacity until 1993. Prior to his employment with RSC, Mr. Kruis was affiliated with Rehab Hospital Services Corporation from 1983 through 1987, serving as Chief Financial Officer from 1986 through 1987 and as Assistant Corporate Controller from 1983 through 1985. During the period following his departure from Novacare in 1993, Mr. Kruis explored the formation of two new health care ventures, among other business activities. Mr. Kruis is a CPA and a graduate of the College of William and Mary.

     Stephen G. Marcus, has served as the Chief Operating Officer of the Company since January 1998. Prior to joining the Company, he served as President of SelectRehab, a subsidiary of Horizon/CMS Healthcare corporation, from July 1994 to November 1997 and in various capacities during seven years with CMS, including Senior Vice President -- Unit Management Group from January 1993 through July 1994, as Senior Vice President Development from July 1991 through December 1992 and as Vice President -- Development from

August 1987 through July 1991. From April 1986 through July 1987, Mr. Marcus was Regional Vice President - Operations for the Southeastern Regional Office of Rehab Hospital Services Corporation ("RHSC") and, from January 1985 through March 1986, Executive Director/Chief Executive Officer of Garden State Rehabilitation Hospital, an RHSC facility.

     Brian L. Barth has served as Chief Development Officer of the Company since October 1997. Prior to October, Mr. Barth served as Vice
President -- Acquisitions of the Company since its founding in April 19'95. He served as Director of Medical Specialty Unit Development for Integrated Health Services, Inc. ("IHS"), a post-acute care services company, from 1994 to 1995. Mr. Barth's duties included oversight of the sub-acute program development for the Northern Division. Prior to joining IHS, Mr. Barth was Director of Development for CMS from 1987 to 1994.

     David K. Barber has served as Senior Vice President -- Project Management of the Company since July 1998. Mr. Barber was previously Vice
President -- Construction and Design from June 1996 to June 1998. He previously worked in the health care construction field as Chief Financial Officer of CCI Construction Company from 1986 to 1995.

     Russell A. DiGilio has served as Senior Vice President -- Outlook Pointe(R) Division of the Company since July 1998. Mr. DiGilio was previously Vice President -- Assisted Living Group from April 1996 to June 1998. Prior to joining the Company, he served as Regional Director and as Executive Director of Operations for the Forum Group, a company engaged in providing assisted living and retirement services, from 1987 to 1995.

     Douglas L. Brewer has served as Senior Vice President -- Mergers and Acquisitions since September 1998. Prior to joining the Company, Mr. Brewer served from April 1997 as an officer and Vice President of Select Medical Corporation, a privately held company. Prior thereto, he served as Senior Vice President -- Business Development of Continental Medical System's unit management group from August 1995 until March 1997. Other capacities in which Mr. Brewer served at Continental Medical Systems include: Vice President -Unit Management and Director of Business Development from 1993 to 1990, respectively.

     Mark S. Moore has served as Senior Vice President -- Financial Operations of the Company since July 1998. Mr. Moore was previously Senior Vice
President -- Finance and Treasurer from July 1997 to June 1998 and Vice President -- Financial Operations from January 1997 to June 1997. Prior to joining the Company, he served in various capacities during eight years with CMS, including Vice President -- Rehab Hospital Group Controller from September 1996 to December 1996, as Vice President -- Eastern Division Controller from January 1995 to August 1996 and as Regional Controller from August 1988 to December 1994.

     Robert J. Sutton has served as Vice President -- Corporate Services and Secretary of the Company since its founding in April 1995. From 1993 to 1995, he was Vice President, Finance and Strategy, of CMS. Mr. Sutton served in a variety of managerial positions at Marriott Corporation from 1987 to 1993, including Vice President of Finance and Strategic Planning for Marriott Management Services and Director of Finance of the Courtyard Hotel Division.

     Clint T. Fegan has served as Vice President -- Corporate Controller of the Company since July 1998 and as Corporate Controller from July 1997 to June 1998. From 1994 to 1997, he served as Corporate Controller of Wilmac Corporation, a privately owned nursing home and assisted living company. From 1987 to 1994, Mr. Fegan was a senior manager in the KPMG Peat Marwick LLP health care audit practice.

     Diane M. Borger has served as Vice President -- Treasurer of the Company since May 1998. Ms. Borger was Director of Accounting for the Company from November 1995 until May 1998. Prior to joining the Company, she served in various capacities during four years with Continental Medical Systems, Inc., including Accounting Manager -- Rehab Hospital Group from July 1993 to November 1995, as Manager of Corporate Financial Planning from March 1992 to July 1993, and as Corporate Financial Analyst from July 1991 to March 1992. From August 1987 to July 1991 she was employed by KPMG Peat Marwick LLP and served in both the audit practice and the healthcare consulting services practice.

     Robin L. Barber has served the Company as Senior Counsel and Vice President -- Legal Affairs since September 1997, as Director -- Legal Services from February 1996 to August 1997, and as Legal Consultant from October 1995 to January 1996. Prior to joining the Company, she was in private practice with the law firm of Eckert Seamans Cherin & Mellot LLP from June 1993 until August 1995. Ms. Barber is the sister-in-law of Brad E. Hollinger.

ITEM 2--PROPERTIES

     The Company's corporate office is located in Mechanicsburg, Pennsylvania. In addition to its corporate office, as of June 30, 1998, the Company operated a total of 37 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Virginia, Ohio and Wisconsin, as well as a home health care agency in Missouri and eight rehabilitation therapy operations located in Pennsylvania and Arkansas. The buildings range in size from 27,000 square feet to 68,000 square feet and are adaptable to construction on sites ranging from two to five acres. Assuming completion of the planned divestiture of the Company's assisted living facilities in Wisconsin, the Company will own nine, lease 27 and manage 11 senior living and health care facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Ohio and Virginia. A more detailed outline of information with regard to the various properties that the Company owns and leases can be found at "Operating Facilities" in Part I.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the ordinary course of business. However, the Company is not involved in any legal proceedings that it believes would have a materially adverse effect on its business, financial condition or results of operations. In addition, lawsuits may be brought against the Company, including those involving environmental and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company's course of business and its liquidity within a particular period may be materially affected by unforeseen circumstances. Based on facts currently available, management believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5-- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE AND HOLDERS OF COMMON STOCK

     The Common Stock of the Company is listed on the American Stock Exchange and traded under the symbol "BAL." The final prospectus filed in connection with the Company's initial public offering was declared effective on February 11, 1998 and the Common Stock began trading on the American Stock Exchange on February 12, 1998. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock as reported on the American Stock Exchange. No cash dividends were paid on the Common Stock during such periods.

                                                              HIGH    LOW
                                                              ----    ---
Fiscal year ended June 30, 1998:
  3rd Quarter (from February 12, 1998)......................  $10 5/8 $6 3/4
  4th Quarter...............................................   10      6 3/4

     On September 18, 1998, the last reported sales price for the Common Stock as reported on the American Stock Exchange was $6.25 per share. The number of holders of record of the Common Stock on September 18, 1998 was approximately 105 (approximately 1,833 beneficial owners).

DIVIDENDS

     The Company has not paid or declared any dividends on its capital stock since its inception. The Company intends to retain earnings for development of its business and will not distribute them to stockholders as dividends. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," which is incorporated by reference from the Company's 1998 Annual Report.

PRIVATELY PLACED SECURITIES

     On April 24, 1998, the Company issued warrants to Hakman & Co. to purchase 40,250 shares of Common Stock at an exercise price of $8.88 per share in a transaction intended to be exempt from the registration requirements of the Securities Act of 1993, as amended (the "Securities Act") , by virtue of Section 4(2) thereof. The warrants are exercisable one year from the date of grant and have a term of three years.

     On February 24, 1998, the Company issued warrants to Susan McBroom to purchase 7,500 shares of Common Stock at an exercise price of $6.94 per share in a transaction intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The warrants are exercisable in increments of 25% per year from the date of grant and have a term of five years.

ITEM 6--SELECTED FINANCIAL DATA

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Corporate Profile" and is incorporated herein by reference.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk at June 30, 1998.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9-- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Board of Directors and Election of Directors" and

"Security Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Certain Transactions and Relationships with the Company; Legal Proceedings," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

(A)(2) FINANCIAL STATEMENT SCHEDULE:

     See (d) below.

(A)(3) EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  1.1      Underwriting Agreement dated as of February 11, 1998, among
           Balanced Care Corporation, BancAmerica Robertson Stephens,
           Smith Barney, Inc. and BT Alex. Brown Incorporated
           (incorporated by reference to Exhibit 1.1 to the Current
           Report on Form 8-K dated February 18, 1998 (File No.
           1-13845))
  2.1      Asset Purchase Agreement, dated as of September 18, 1997, by and between Balanced Care Corporation and Butler Senior
           Care, Inc. (incorporated by reference to Exhibit 2.17 to the
           Registration Statement on Form S-1 (No. 333-37833))
  2.2      Asset Purchase Agreement, dated as of September 3, 1997, by and among Balanced Care Corporation, Delores Feltrop Nahar, with the joinder of Albert L. Nahar and Kenneth A. Feltrop, with the joinder of Lori L. Feltrop, individually and d/b/a
           Feltrop Personal Care Home (incorporated by reference to
           Exhibit 2.18 to the Registration Statement on Form S-1 (No.
           333-37833))

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.3      Asset Purchase Agreement, dated as of October 16, 1997, by and among Managed Healthcare, Inc., Long Term Pharmaceutical
           Care, Inc., Balanced Care Corporation and Omnicare, Inc.
           (incorporated by reference to Exhibit 2.19 to the
           Registration Statement on Form S-1 (No. 333-37833))
  2.4      Asset Purchase Agreement, dated as of October 24, 1997, by and between Balanced Care Corporation and Triangle
           Retirement Services, Inc. (incorporated by reference to
           Exhibit 2.20 to the Registration Statement on Form S-1 (No.
           333-37833))
  2.5      Asset Purchase Agreement, dated as of November 26, 1997, by and between Balanced Care Corporation and Gethsemane
           Retirement Community and Rehabilitation Center, Inc.
           (incorporated by reference to Exhibit 2.21 to the
           Registration Statement on Form S-1 (No. 333-37833))
  2.6      Asset Purchase Agreement, dated as of November 26, 1997, by and between Balanced Care Corporation and Gethsemane
           Assisted Living, Inc. (incorporated by reference to Exhibit
           2.22 to the Registration Statement on Form S-1 (No.
           333-37833))
  3.1      Amended and Restated Certificate of Incorporation of
           Balanced Care Corporation (incorporated by reference to
           Exhibit 3.1 to the Registration Statement on Form S-1 (No.
           333-37833))
  3.2      Bylaws of Balanced Care Corporation, as amended
           (incorporated by reference to Exhibit 3.2 to the
           Registration Statement on Form S-1 (No. 333-37833))
  4.1      Form of Capital Stock Purchase Warrant, together with
           schedule (incorporated by reference to Exhibit 4.9 to the
           Registration Statement on Form S-1 (No. 333-37833))
  4.2      Form of Capital Stock Purchase Warrant, together with
           schedule (incorporated by reference to Exhibit 4.10 to the
           Registration Statement on Form S-1 (No. 333-37833))
  4.3      Form of Capital Stock Purchase Warrant, together with
           schedule (incorporated by reference to Exhibit 4.11 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.1      Form of Meditrust Facility Lease Agreement, together with
           schedule (incorporated by reference to Exhibit 10.46 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.2      Form of Meditrust Facility Lease Agreement (filed herewith)
 10.3      Schedule to Form of Meditrust Facility Lease Agreement
           (filed herewith)
 10.4      Form of Meditrust Leasehold Improvement Agreement (filed
           herewith)
 10.5      Schedule to Form of Meditrust Leasehold Improvement
           Agreement (filed herewith)
 10.6      Form of Meditrust Option Agreement (filed herewith)
 10.7      Schedule to Form of Meditrust Option Agreement (filed
           herewith)
 10.8      Form of Meditrust Shortfall Funding Agreement (filed
           herewith)
 10.9      Schedule to Form of Meditrust Shortfall Funding Agreement
           (filed herewith)
 10.10     Form of Meditrust Working Capital Assurance Agreement (filed herewith)
 10.11     Schedule to Form of Meditrust Working Capital Assurance
           Agreement (filed herewith)
 10.12     Form of Nationwide Health Properties, Inc. ("NHP") First
           Series Lease and Security Agreement (filed herewith)
 10.13     Schedule to Form of NHP First Series Lease and Security
           Agreement (filed herewith)
 10.14     Form of NHP Second Series Lease and Security Agreement
           (filed herewith)
 10.15     Schedule to Form of NHP Second Series Lease and Security
           Agreement (filed herewith)
 10.16     Form of NHP Development Agreement (filed herewith)
 10.17     Schedule to Form of NHP Development Agreement (filed
           herewith)
 10.18     NHP First Series Master Investment Agreement (filed
           herewith)
 10.19     NHP Second Series Master Investment Agreement (filed
           herewith)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.20     Form of NHP First Series Option Agreement (filed herewith)
 10.21     Schedule to Form of NHP First Series Option Agreement (filed herewith)
 10.22     Form of NHP Second Series Option Agreement (filed herewith)
 10.23     Schedule to Form of NHP Second Series Option Agreement
           (filed herewith)
 10.24     Form of NHP First Series Shortfall Funding Agreement (filed herewith)
 10.25     Schedule to Form of NHP First Series Shortfall Funding
           Agreement (filed herewith)
 10.26     Form of NHP Second Series Shortfall Funding Agreement (filed herewith)
 10.27     Schedule to Form of NHP Second Series Shortfall Funding
           Agreement (filed herewith)
 10.28     Form of NHP First Series Working Capital Assurance Agreement
           (filed herewith)
 10.29     Schedule to Form of NHP First Series Working Capital
           Assurance Agreement (filed herewith)
 10.30     Form of NHP Second Series Working Capital Assurance
           Agreement (filed herewith)
 10.31     Schedule to Form of NHP Second Series Working Capital
           Assurance Agreement (filed herewith)
 10.32     Form of American Health Properties, Inc. ("AHP") Lease and
           Security Agreement (filed herewith)
 10.33     Schedule to Form of AHP Lease and Security Agreement (filed herewith)
 10.34     Form of AHP Development Agreement, together with schedule
           (incorporated by reference to Exhibit 10.74 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.35     Schedule to Form of AHP Development Agreement (filed
           herewith)
 10.36     Form of AHP Option Agreement (filed herewith)
 10.37     Schedule to Form of AHP Option Agreement (filed herewith)
 10.38     AHP Option Agreement II (filed herewith)
 10.39     Form of AHP Shortfall Funding Agreement, together with
           schedule (incorporated by reference to Exhibit 10.75 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.40     Schedule to Form of AHP Shortfall Funding Agreement (filed herewith)
 10.41     Form of AHP Working Capital Assurance Agreement, together
           with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))
 10.42     Schedule to Form of AHP Working Capital Assurance Agreement
           (filed herewith)
 10.43     Form of Ocwen Financial Corporation ("Ocwen") Lease
           Agreement (filed herewith)
 10.44     Schedule to Form of Ocwen Lease Agreement (filed herewith)
 10.45     Form of Ocwen Development Agreement (filed herewith)
 10.46     Schedule to Form of Ocwen Development Agreement (filed
           herewith)
 10.47     Form of Ocwen Option Agreement (filed herewith)
 10.48     Schedule to Form of Ocwen Option Agreement (filed herewith)
 10.49     Form of Ocwen Shortfall Funding Agreement (filed herewith)
 10.50     Schedule to Form of Ocwen Shortfall Funding Agreement (filed herewith)
 10.51     Ocwen Shortfall Funding Agreement II (filed herewith)
 10.52     Form of Ocwen Working Capital Assurance Agreement (filed
           herewith)
 10.53     Schedule to Form of Ocwen Working Capital Assurance
           Agreement (filed herewith)
 10.54     Ocwen Working Capital Assurance Agreement II (filed
           herewith)
 10.55     First Amendment to Option Agreements, Shortfall Funding
           Agreements and Stock Pledge Agreements (filed herewith)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.56     Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))
 10.57     Form of Capstone Lease (filed herewith)
 10.58     Schedule to Form of Capstone Lease (filed herewith)
 10.59     Capstone Development Agreement (filed herewith)
 10.60     Form of Capstone Option Agreement (filed herewith)
 10.61     Schedule to Form of Capstone Option Agreement (filed
           herewith)
 10.62     Form of Capstone Shortfall Funding Agreement (filed
           herewith)
 10.63     Schedule to Form of Capstone Shortfall Funding Agreement
           (filed herewith)
 10.64     Form of Capstone Working Capital Assurance Agreement (filed herewith)
 10.65     Schedule to Form of Capstone Working Capital Assurance
           Agreement (filed herewith)
 10.66     Form of Capstone Assignment, Assumption and Amendment
           Agreement (filed herewith)
 10.67     Schedule to Form of Capstone Assignment, Assumption and
           Amendment Agreement (filed herewith)
 10.68     Lease, dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1
           (No. 333-37833))
 10.69     First Amendment, dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at
           Mt. Royal Pines, Inc. (incorporated by reference to Exhibit
           10.35 to the Registration Statement on Form S-1 (No.
           333-37833))
 10.70     Balanced Care Corporation 1996 Stock Incentive Plan as
           Amended and Restated, effective July 25, 1997 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-37833))
 10.71     Master Distribution Agreement, dated as of March 3, 1997,
           between Sysco Corporation and Balanced Care Corporation
           (incorporated by reference to Exhibit 10.2 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.72     Sublease, dated as of January 16, 1997, by and between Ryder
           Truck Rental, Inc. and Balanced Care Corporation
           (incorporated by reference to Exhibit 10.3 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.73     Sublease, dated as of June 26, 1996, by and between Liberty
           Mutual Insurance Company and Balanced Care Corporation
           (incorporated by reference to Exhibit 10.4 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.74     Second Lease Amendment, dated as of July 1, 1997, by and
           between Noble House of Dixon, Inc. And Dixon Management,
           Inc. (incorporated by reference to Exhibit 10.8 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.75     Employment Agreement, dated as of August 1, 1996, by and
           between Balanced Care Corporation and Brad E. Hollinger
           (incorporated by reference to Exhibit 10.37 to the
           Registration Statement on Form S-1 (No. 333-37833))**
 10.76     Employment Agreement, dated as of May 1, 1996, by and
           between Balanced Care Corporation and William T. McCarthy
           (incorporated by reference to Exhibit 10.38 to the
           Registration Statement on Form S-1 (No. 333-37833))**
 10.77     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
           (incorporated by reference to Exhibit 10.39 to the
           Registration Statement on Form S-1 (No. 333-37833))**

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.78     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Brian L. Barth
           (incorporated by reference to Exhibit 10.40 to the
           Registration Statement on Form S-1 (No. 333-37833))**
 10.79     Amendment to Employment Agreement, dated as of July 1, 1998, by and between Balanced Care Corporation and Brian L. Barth
           (filed herewith)**
 10.80     Employment Agreement, dated as of September 1, 1996, by and among Foster Health Care Group, Inc., John D. Foster and
           Balanced Care Corporation (incorporated by reference to
           Exhibit 10.41 to the Registration Statement on Form S-1 (No.
           333-37833))**
 10.81     Assignment, Assumption and Consent Agreement, dated as of
           June 30, 1997, by and among Foster Health Care Group, Inc.,
           BCC Management Company at Missouri, Inc. And John Foster
           (incorporated by reference to Exhibit 10.42 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.82     Employment Agreement, dated as of November 24, 1997, by and between Balanced Care Corporation and Stephen G. Marcus
           (incorporated by reference to Exhibit 10.43 to the
           Registration Statement on Form S-1 (No. 333-37833))**
 10.83     Consulting Agreement, dated as of October 3, 1996, by and
           between Balanced Care Corporation and Kenneth F. Barber
           (incorporated by reference to Exhibit 10.44 to the
           Registration Statement on Form S-1 (No. 333-37833))
 10.84     First Amendment, dated as of March 13, 1997, to the
           Consulting Agreement dated as of October 3, 1996 by and
           between Balanced Care Corporation and Kenneth F. Barber
           (incorporated by reference to Exhibit 10.45 to the
           Registration Statement on Form S-1 (No. 333-37833))
 13.1      Portions of the Annual Report to Stockholders for the Year
           Ended June 30, 1998 (filed herewith)
 21.1      Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)
 23.1      Independent Auditors' Consent -- KPMG Peat Marwick LLP
           (filed herewith)
 27.1      Financial Data Schedule (filed herewith)

---------------

 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K:

     No Current Reports on Form 8-K were filed for the quarter ended June 30, 1998.

(C) EXHIBITS:

     See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULE:

     Schedule II--Valuation and Qualifying Accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BALANCED CARE CORPORATION

                                            By:     /s/ BRAD E. HOLLINGER
                                              ----------------------------------
                                              Brad E. Hollinger
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: September 28, 1998

     Pursuant to the requirements of the United States Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ BRAD E. HOLLINGER                  Chairman of the Board,        September 28, 1998
-----------------------------------------------------    President and Chief
                  Brad E. Hollinger                      Executive Officer and a
                                                         Director (Principal
                                                         Executive Officer)

                  /s/ PAUL A. KRUIS                    Chief Financial Officer       September 28, 1998
-----------------------------------------------------    (Principal Financial
                    Paul A. Kruis                        Officer and Principal
                                                         Accounting Officer)

                 /s/ JOHN M. BRENNAN                   Director                      September 28, 1998
-----------------------------------------------------
                   John M. Brennan

                 /s/ BILL R. FOSTER                    Director                      September 22, 1998
-----------------------------------------------------
                   Bill R. Foster

               /s/ DAVID L. GOLDSMITH                  Director                      September 28, 1998
-----------------------------------------------------
                 David L. Goldsmith

                /s/ EDWARD R. STOLMAN                  Director                      September 22, 1998
-----------------------------------------------------
                  Edward R. Stolman

                                                       Director
-----------------------------------------------------
                  George H. Strong

               /s/ RAYMOND E. SCHULTZ                  Director                      September 23, 1998
-----------------------------------------------------
                 Raymond E. Schultz

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.2   Form of Meditrust Facility Lease Agreement
  10.3   Schedule to Form of Meditrust Facility Lease Agreement
  10.4   Form of Meditrust Leasehold Improvement Agreement
  10.5   Schedule to Form of Meditrust Leasehold Improvement
         Agreement
  10.6   Form of Meditrust Option Agreement
  10.7   Schedule to Form of Meditrust Option Agreement
  10.8   Form of Meditrust Shortfall Funding Agreement
  10.9   Schedule to Form of Meditrust Shortfall Funding Agreement
 10.10   Form of Meditrust Working Capital Assurance Agreement
 10.11   Schedule to Form of Meditrust Working Capital Assurance
         Agreement
 10.12   Form of Nationwide Health Properties, Inc. ("NHP") First
         Series Lease and Security Agreement
 10.13   Schedule to Form of NHP First Series Lease and Security
         Agreement
 10.14   Form of NHP Second Series Lease and Security Agreement
 10.15   Schedule to Form of NHP Second Series Lease and Security
         Agreement
 10.16   Form of NHP Development Agreement
 10.17   Schedule to Form of NHP Development Agreement
 10.18   NHP First Series Master Investment Agreement
 10.19   NHP Second Series Master Investment Agreement
 10.20   Form of NHP First Series Option Agreement
 10.21   Schedule to Form of NHP First Series Option Agreement
 10.22   Form of NHP Second Series Option Agreement
 10.23   Schedule to Form of NHP Second Series Option Agreement
 10.24   Form of NHP First Series Shortfall Funding Agreement
 10.25   Schedule to Form of NHP First Series Shortfall Funding
         Agreement
 10.26   Form of NHP Second Series Shortfall Funding Agreement
 10.27   Schedule to Form of NHP Second Series Shortfall Funding
         Agreement
 10.28   Form of NHP First Series Working Capital Assurance Agreement
 10.29   Schedule to Form of NHP First Series Working Capital
         Assurance Agreement
 10.30   Form of NHP Second Series Working Capital Assurance
         Agreement
 10.31   Schedule to Form of NHP Second Series Working Capital
         Assurance Agreement
 10.32   Form of American Health Properties, Inc. ("AHP") Lease and
         Security Agreement
 10.33   Schedule to Form of AHP Lease and Security Agreement
 10.35   Schedule to Form of AHP Development Agreement
 10.36   Form of AHP Option Agreement
 10.37   Schedule to Form of AHP Option Agreement
 10.38   AHP Option Agreement II
 10.40   Schedule to Form of AHP Shortfall Funding Agreement
 10.42   Schedule to Form of AHP Working Capital Assurance Agreement
 10.43   Form of Ocwen Financial Corporation ("Ocwen") Lease
         Agreement

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.44   Schedule to Form of Ocwen Lease Agreement
 10.45   Form of Ocwen Development Agreement
 10.46   Schedule to Form of Ocwen Development Agreement
 10.47   Form of Ocwen Option Agreement
 10.48   Schedule to Form of Ocwen Option Agreement
 10.49   Form of Ocwen Shortfall Funding Agreement
 10.50   Schedule to Form of Ocwen Shortfall Funding Agreement
 10.51   Ocwen Shortfall Funding Agreement II
 10.52   Form of Ocwen Working Capital Assurance Agreement
 10.53   Schedule to Form of Ocwen Working Capital Assurance
         Agreement
 10.54   Ocwen Working Capital Assurance Agreement II
 10.55   First Amendment to Option Agreements, Shortfall Funding
         Agreements and Stock Pledge Agreements
 10.57   Form of Capstone Lease
 10.58   Schedule to Form of Capstone Lease
 10.59   Capstone Development Agreement
 10.60   Form of Capstone Option Agreement
 10.61   Schedule to Form of Capstone Option Agreement
 10.62   Form of Capstone Shortfall Funding Agreement
 10.63   Schedule to Form of Capstone Shortfall Funding Agreement
 10.64   Form of Capstone Working Capital Assurance Agreement
 10.65   Schedule to Form of Capstone Working Capital Assurance
         Agreement
 10.66   Form of Capstone Assignment, Assumption and Amendment
         Agreement
 10.67   Schedule to Form of Capstone Assignment, Assumption and
         Amendment Agreement
 10.79   Amendment to Employment Agreement, dated as of July 1, 1998, by and between Balanced Care Corporation and Brian L.
         Barth**
  13.1   Portions of the Annual Report to Stockholders for the Year
         Ended June 30, 1998
  21.1   Schedule of Subsidiaries of Balanced Care Corporation
  23.1   Independent Auditors' Consent -- KPMG Peat Marwick LLP
  27.1   Financial Data Schedule

---------------

 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

                  BALANCED CARE CORPORATIONS AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

            COLUMN A                COLUMN B             COLUMN C             COLUMN D       COLUMN E
            --------                --------     ------------------------    ----------    -------------
                                                        ADDITIONS
                                                 ------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO
                                   BEGINNING     OPERATING       OTHER                      BALANCE AT
           DESCRIPTION             OF PERIOD      ACCOUNTS      ACCOUNTS     DEDUCTIONS    END OF PERIOD
           -----------             ----------    ----------    ----------    ----------    -------------
Year ended June 30, 1998:
  Allowance for doubtful
     accounts....................     $330          $722          $ --         $(136)(2)       $916
                                      ====          ====          ====         =====           ====
Year ended June 30, 1997:
  Allowance for doubtful
     accounts....................     $ --          $ 40          $326(1)      $ (36)(2)       $330
                                      ====          ====          ====         =====           ====
Year ended June 30, 1996:
  Allowance for doubtful
     accounts....................     $ --          $ --          $ --         $  --           $ --
                                      ====          ====          ====         =====           ====

---------------

(1) Net additions as a result of acquisitions

(2) Amount represents bad debt write-offs