Form 10-Q
period 1998-09-30
BALANCED CARE CORP
filed 1998-11-16
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or

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
YES    X ____    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                      OUTSTANDING AT NOVEMBER 10, 1998
                 -----                      --------------------------------
     Common Stock, $.001 par value                     16,703,970

                            BALANCED CARE CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1:

     FINANCIAL STATEMENTS                                           Page

          Consolidated Balance Sheets as of September 30,            3
          1998 and June 30, 1998

          Consolidated Statements of Operations for the              4
          three months ended September 30, 1998 and 1997

          Consolidated Statement of Stockholders' Equity             5
          for the three months Ended September 30, 1998

          Consolidated Statements of Cash Flows for the              6
          three months ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements                 7

ITEM 2:

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         10
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT                   17
     MARKET RISK




                           PART II - OTHER INFORMATION

ITEM 6:

     EXHIBITS AND REPORTS ON FORM 8-K                                18
     (A)      Exhibits
     (B)      Reports on Form 8-K

ITEM 1:  FINANCIAL STATEMENTS

                                   BALANCED CARE CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                                                  September 30,        June 30,
                                                                      1998               1998
                                                                   (unaudited)
                                                                      -------           -------
                          ASSETS
Current assets:
     Cash and cash equivalents                                        $11,590            15,481
     Accounts receivable  (net of allowance for doubtful
       accounts of $949 and $916, respectively)                        20,630            19,630
     Development contracts in process                                   4,149             2,534
     Prepaid expenses and other current assets                          1,004             1,203
     Assets held for sale                                               2,800             2,800
                                                                      -------           -------
               Total current assets                                    40,173            41,648
                                                                      -------           -------
Restricted investments                                                  1,755             1,596
Property and equipment, net                                            27,912            27,862
Goodwill, net                                                          13,411            13,466
Other assets                                                            3,079             1,400
                                                                      -------           -------
               Total assets                                           $86,330            85,972
                                                                      =======           =======

               LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                                $   177               177
     Accounts payable                                                   7,825             7,982
     Accrued payroll                                                    1,827             2,243
     Accrued expenses                                                   2,733             4,864
                                                                      -------           -------
               Total current liabilities                               12,562            15,266
                                                                      -------           -------
Deferred income taxes                                                   1,946               638
Long-term debt, net of current portion                                  3,326             3,376
Straight-line lease liability                                           3,076             3,053
Deferred revenues and other liabilities                                 1,616             1,780
                                                                      -------           -------
               Total liabilities                                       22,526            24,113
                                                                      -------           -------
Redeemable preferred stock:
     Series B authorized - 5,009,750 shares, none issued
        and outstanding                                                    --                --
                                                                      -------           -------

Stockholders' equity (deficit):
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued and outstanding                            --                --
     Preferred stock, Series A authorized - 1,150,958 shares,
        none issued and outstanding                                        --                --
     Common stock, $.001 par value - authorized - 50,000,000
        shares; issued and outstanding - 16,697,407 shares at
        September 30, 1998 and 16,695,343 shares at June 30, 1998          17                17
     Additional paid-in capital                                        63,683            63,678
     Retained earnings (deficit)                                          104            (1,836)
                                                                      -------           -------
               Total stockholders' equity                              63,804            61,859
                                                                      -------           -------
               Total liabilities and stockholders' equity             $86,330            85,972
                                                                      =======           =======



See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended September 30
                                                             1998            1997
                                                          (unaudited)     (unaudited)
                                                           --------        --------
Revenues:
     Patient services                                      $ 12,365          14,496
     Resident services                                        5,915           2,998
     Development fees                                         5,263           1,626
     Management fees                                            298               8
     Other revenues                                              30              10
                                                           --------        --------
          Total revenues                                     23,871          19,138
                                                           --------        --------

Operating expenses:
     Facility operating expenses:
          Salaries, wages and benefits                        8,341           6,844
          Other operating expenses                            5,919           7,648
     Development, general and administrative expense          3,642           2,679
     Lease expense                                            2,389           2,212
     Depreciation and amortization expense                      506             281
                                                           --------        --------
          Total operating expenses                           20,797          19,664
                                                           --------        --------
     Income (loss) from operations:                           3,074            (526)
     Other income (expense):
          Interest and other income                             304             113
          Interest expense                                     (105)           (237)
                                                           --------        --------
     Income (loss) before income taxes                        3,273            (650)
     Provision for income taxes                               1,333               7
                                                           --------        --------
     Net income (loss)                                     $  1,940            (657)
                                                           ========        ========

     Pro forma basic earnings (loss) per share             $   0.12           (0.08)
                                                           ========        ========
     Pro forma diluted earnings (loss) per share           $   0.11           (0.08)
                                                           ========        ========
     Weighted average shares - basic                         16,696           8,645
                                                           ========        ========
     Weighted average shares - diluted                       17,983           8,645
                                                           ========        ========


See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           For the three months ended
                         September 30, 1998 (unaudited)
                             (Dollars in thousands)


                                          PREFERRED A STOCK          COMMON STOCK               ADDTL.       RETAINED
                                   ISSUED     PAR     SUBSCR.     ISSUED          PAR          PAID-IN       EARNINGS
                                  SHARES     VALUE    RIGHTS      SHARES         VALUE         CAPITAL       (DEFICIT)        TOTAL
                                  ------     -----    ------      ------         -----         -------       ---------        -----

Balance at June 30, 1998              --        --        --       16,695       $    17       $63,678       $(1,836)       $61,859

Exercise of options                   --        --        --            2            --             5            --              5

Net Income                            --        --        --           --            --            --         1,940          1,940
                                  ------     -----    ------      -------       -------       -------       -------        -------

Balance at September 30, 1998         --        --        --       16,697       $    17       $63,683       $   104        $63,804
                                  ------     -----    ------      -------       -------       -------       -------        -------



See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                                             Three Months Ended September 30
                                                                                 ------------------------
                                                                                   1998           1997
                                                                                 --------        --------
Net income (loss)                                                                $  1,940        $   (657)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                    506             281
     Deferred income taxes                                                          1,308              --
     Changes in operating assets and liabilities, excluding effects of acquisitions:
          Increase in receivables                                                  (1,000)         (1,724)
          Increase in development contracts in process                             (1,615)           (599)
          Decrease (increase) in prepaid expenses and other current assets            199            (123)
          Decrease in accounts payable, accrued payroll and
             accrued expenses                                                      (1,132)           (756)
                                                                                 --------        --------
               Net cash provided by (used for) operating activities                   206          (3,578)
                                                                                 --------        --------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                             (456)           (734)
     Increase in restricted investments                                              (159)           (769)
     Increase in other assets                                                      (1,679)           (286)
     Business acquisitions                                                         (1,617)             --
                                                                                 --------        --------
               Net cash used for investing activities                              (3,911)         (1,789)
                                                                                 --------        --------
Cash Flows from Financing Activities:
     Payments on long-term debt                                                       (50)            (22)
     Proceeds from issuance of common stock                                             5              --
     Decrease in other liabilities                                                   (141)           (157)
                                                                                 --------        --------
               Net cash used for financing activities                                (186)           (179)
                                                                                 --------        --------
     Decrease in cash and cash equivalents                                         (3,891)         (5,546)
     Cash and cash equivalents at beginning of period                              15,481           7,908
                                                                                 --------        --------
Cash and cash equivalents at end of period                                       $ 11,590        $  2,362
                                                                                 ========        ========
Supplemental Cash Flow Information:
     Cash paid during the period for interest                                    $    105        $    237
                                                                                 ========        ========
     Cash paid during the period for income taxes                                $      1        $     --
                                                                                 ========        ========
Supplemental Non-cash Investing and Financing Activities:
     Assets and lease obligations capitalized                                    $     --        $    197
                                                                                 ========        ========
     Accretion of preferred B stock                                              $     --        $    626
                                                                                 ========        ========



See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Organization and Background

      Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged in the development and acquisition of assisted living facilities and selective acquisitions of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing. As of September 30, 1998, the Company owned, leased or managed 45 assisted and independent living communities and 13 skilled nursing facilities. Also at September 30, 1998, the Company had 51 assisted living communities under development.

(b)   Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      The financial statements as of, and for the three months ended, September 30, 1998 and 1997, are unaudited, but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1998 as contained in the Company's annual report on Form 10-K.

2.    INITIAL PUBLIC OFFERING

      On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock, par value $.001 per share ("Common Stock") at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, 5,009,750 shares of Series B Preferred Stock and 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four reverse split of Common Stock effective October 14, 1997).

      In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. After the consummation of the Offering, the conversion of the preferred stock and the exercise of the underwriters option, the Company had 16,695,343 shares of Common Stock outstanding. The Company's stock is traded on the American Stock Exchange under the symbol BAL.

3.    PRO FORMA RESULTS OF OPERATIONS

      The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in August

1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997, Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997, Gethsemane Affiliates in January 1998 and Potomac Point in June 1998. There were no acquisitions during the three months ended September 30, 1998. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                                            1997

        Revenue....................................     $   22,333
        Expense....................................        (23,150)
                                                        ----------
        Net loss...................................     $     (817)
                                                        ==========
        Net loss per common share - diluted .......     $    (0.09)
                                                        ==========


The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1997. In addition, they are not intended to be a projection of future results of operations.

4.    ASSETS HELD FOR SALE

      In June 1997, the Company determined that the Wisconsin market did not provide adequate opportunity to achieve the operational efficiencies necessary to operate profitably. At June 30, 1997, the Company committed to a plan for the disposal of its Wisconsin assisted living facilities. In September 1998, the Company entered into an asset purchase agreement with an unrelated third party to sell the Wisconsin assisted living facilities for $2,900,000, less closing adjustments and transaction costs, which approximates book value. This transaction is expected to close by November 30, 1998, and is not expected to have a material effect on the Company's financial statements.

5.    BUSINESS ACQUISITIONS - STATEMENT OF CASH FLOWS

      The $1,617,000 cash used for business acquisitions in the Statement of Cash Flows consists of the following:


                                 DATE OF                     DATE RECORDED    DATE
   ACQUISITIONS               ACQUISITION    DESCRIPTION      AS GOODWILL     PAID           AMOUNT
   ------------               -----------    -----------      -----------     ----           ------

Gethsemane Affiliates             1/98      Contingent            3/98        7/98         $1,200,000
                                            purchase price
                                            payment
Butler Senior Care                10/97     Contingent            6/98        7/98            372,000
                                            purchase price
                                            payment
Potomac Point                      6/98     Additional            9/98        9/98             45,000
                                            transaction costs                               ---------
                                                                                           $1,617,000
                                                                                           ==========


6.    PRO FORMA EARNINGS PER SHARE

      Pro forma earnings (loss) per share ("EPS") is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of preferred shares into common. For the period ended September 30, 1997, common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

      A reconciliation of the weighted average shares used in the computation of pro forma earnings per share follows (in thousands):

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                 1998          1997
                                                ------        ------

Weighted average common shares
outstanding                                     16,696         4,025

Pro forma conversion of preferred shares            --         4,620
                                                ------        ------

Shares used for pro forma basic EPS             16,696         8,645

Stock options and warrants converted
using the Treasury stock method                  1,287            --
                                                ------        ------

Shares used for pro forma diluted EPS           17,983         8,645
                                                ======        ======


7.    RELATED PARTY TRANSACTION

      The Company is a developer of assisted living facilities and receives development fees for services provided to the owners, which are typically real estate investment trusts ("REIT's"). In certain cases, newly formed special purpose entities ("Operator/Lessees"), lease the facilities from the REIT, and the Company manages each of these facilities pursuant to a management agreement. The Company also has the option (but not the obligation) to purchase the stock or assets of each of the Operator/Lessees pursuant to a related option agreement.

      In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI is owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. FCI and its six wholly owned Operator/Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees. The Company has not made any payments to the aforementioned parties in connection with these transactions.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's results of operations on a historical basis for the three months ended September 30, 1998, and 1997, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated financial statements, contained elsewhere in this report. This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

OVERVIEW

The Company was formed in April 1995 to develop senior care continuums which meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. The Company intends to utilize assisted living facilities in selected markets as the primary entry point and service platform to develop the balanced care continuums consisting of various health care and hospitality services, including, where appropriate, rehabilitation therapies, physical, occupational and speech therapy, home health care services on an intermittent basis, dementia and Alzheimer's services and skilled care delivered in a skilled nursing setting.

On February 18, 1998, the Company completed its initial public offering for 7,000,000 shares of its Common Stock, par value $.001 per share at a price of $6.50 per share. Concurrent with the Offering, 5,009,750 shares of Series B Preferred Stock and 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four reverse split of Common Stock effective October 14, 1997). In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. After the Offering, the conversion of the preferred stock and the exercise of the underwriters' option, the Company had 16,695,343 shares of Common Stock outstanding. The Offering, including the exercise of the underwriters' option, generated proceeds to the Company of approximately $46,357,000, net of costs and underwriting discounts and commissions. The proceeds were used to repay indebtedness of approximately $29,675,000 incurred to fund the purchase of four acquisitions (seven facilities) completed from October 1997 through January 1998, and to pay off indebtedness of $5,019,000 related to the Company's Wisconsin assisted living facilities in anticipation of their sale. The balance of the Offering will be used for general corporate purposes and possible future acquisitions.

The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. As of September 30, 1998, the Company had 16 Outlook Pointe facilities in operation, of which one is leased and 15 are managed. As of that date, the Company operated a total of 41 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Ohio, Virginia and Wisconsin, as well as a home health care agency in Missouri and rehabilitation therapy operations in Pennsylvania and Arkansas. Assuming completion of the planned divestiture of the Company's seven owned assisted living facilities in Wisconsin, at September 30, 1998 the Company owned nine, leased 27 and managed 15 assisted living and health care facilities with a capacity for 1,949 assisted living residents, 1,294 skilled nursing patients and 117 independent living residents. In addition to the 16 Outlook Pointe facilities opened as of September 30, 1998, the Company has signed agreements to develop and manage 38 assisted living facilities currently under construction, which are scheduled to open from October 1998 through December 1999.

The following table summarizes the Company's operating facilities:


                                             FACILITY COUNT SEPTEMBER 30,
                                                1998         1997
                                                ----         ----

Developed Assisted Living Facilities......        16            2
Acquired Assisted Living Facilities.......        25           18
Skilled Nursing Facilities ...............        13           12
Independent Living Facilities ............         4            4
                                                ----         ----
                                                  58           36
                                                ====         ====


The Company generates revenues from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care and other programs provided to patients in skilled nursing facilities as well as rehabilitation services provided to assisted living facility residents. Resident services include all revenues earned from services provided to assisted living facility residents except for therapies and home health care services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for real estate investment trusts ("REIT"), and other owners or lessees. As the Company implements its business plan, management believes that the mix of the Company's revenues will continue to change and that revenues from assisted living resident services, development and management activities will increase as a percentage of total revenues.

The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) development, general and administrative expenses, which primarily include corporate office expenses, regional office expenses, development expenses and other overhead costs; (iii) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (iv) depreciation and amortization. In anticipation of its planned growth, the Company has made significant investments in its infrastructure during fiscal 1997 and 1998. These investments include attracting management and regional personnel and installing information systems to support and manage growth.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA:                               1998           1997
                                                            -----         -----

Total revenue                                               100.0%        100.0%
Operating expenses:
     Facility operating expenses                             59.7          75.7
     Development, general and administrative expense         15.3          14.0
     Lease expense                                           10.0          11.6
     Depreciation and amortization                            2.1           1.5
                                                            -----         -----
Income (loss) from operations                                12.9          (2.8)
Other income (expense)                                         .8          (0.6)
                                                            -----         -----
Income (loss) before income taxes                            13.7          (3.4)
Provision for income taxes                                    5.6            --
                                                            -----         ------
Net income (loss)                                             8.1          (3.4)
                                                            =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total Revenue. Total revenue for the three months ended September 30, 1998 increased by $4,733,000 to $23,871,000 compared to $19,138,000 for the three months ended September 30, 1997. This increase was the result of: (i) additional resident service revenues of $2,917,000, primarily from facilities acquired or opened during, or subsequent to, the three months ended September 30, 1997; and
(ii) increased development and management fee revenues of $3,927,000 due to the Company's expanded development and management efforts. These increases were partially offset by a $2,131,000 decrease in patient service revenues, which was primarily the result of new Medicare reimbursement methodology and rates, the Prospective Payment System ("PPS"). At June 30, 1998, the Company estimated that PPS would reduce fiscal 1999 revenue and income before taxes, compared to fiscal 1998, by approximately $8,000,000 and $1,500,000, respectively. Actual operating results during the three months ended September 30, 1998 were consistent with those estimates. Patient services comprised 52% and 76% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The decrease in this percentage of total revenues was due to the Company's implementation of its business plan which focuses on assisted living development and operations, and the aforementioned decrease due to PPS.

Operating Expenses. Total operating expenses increased by $1,133,000 to $20,797,000 for the three months ended September 30, 1998 from $19,664,000 for the three months ended September 30, 1997. The increase in total operating expenses in 1998 is attributable primarily to increases in development, general and administrative expenditures related to improving the Company's infrastructure to support and manage its development and growth.

Facility operating expenses for the three months ended September 30, 1998 decreased by $232,000 to $14,260,000 from $14,492,000 for the three months ended September 30, 1997. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in a reduction in costs of approximately $1,800,000. These cost savings at the Company's skilled nursing facilities were offset by costs at new assisted living facilities which were developed or acquired during, or after, the 1997 quarter. As a percentage of total revenue, facility operating expenses were 59.7% for the three months ended September 30, 1998, and 75.7% for the three months ended September 30, 1997. The percentage decreased due to the change in the revenue mix including the increase in development and management fees.

Development, general and administrative expenses increased by $963,000 to $3,642,000 for the three months ended September 30, 1998 from $2,679,000 for the three months ended September 30, 1997. As a percentage of total revenue, these expenses increased to 15.3% for the three months ended September 30, 1998 from 14.0% for the three months ended September 30, 1997. Of the $963,000 increase in 1998, approximately $573,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated development and growth. The remaining $390,000 was attributable to other marketing, consulting, development, travel and other general expenses related to the Company's increased level of development activities and growth.

Lease expense increased to $2,389,000 for the three months ended September 30, 1998 from $2,212,000 for the three months ended September 30, 1998, an increase of $177,000. This increase is the result of new facilities which were acquired during or after the 1997 quarter. As a percentage of total revenue, these expenses totaled 10.0% for the three months ended September 30, 1998 and 11.6% for the three months ended September 30, 1997.

Depreciation and amortization increased by $225,000 to $506,000 for the three months ended September 30, 1998 from $281,000 for the three months ended September 30, 1997. This increase resulted from the additional depreciation and amortization related to facilities acquired after September 30, 1997.

In June 1997, management determined that the Wisconsin market did not provide adequate opportunity to achieve the operational efficiencies necessary to operate profitably. At June 30, 1997, the Company committed to a plan for the disposal of its Wisconsin assisted living facilities. In September 1998, the Company entered into an asset purchase agreement with an unrelated third party to sell the Wisconsin assisted living facilities for $2,900,000, less closing adjustments and transaction costs, which approximates book value. This transaction is expected to close by November 30, 1998 and is not expected to have a material effect on the Company's financial statements.

Other Income (Expense). Interest and other income for the three months ended September 30, 1998 increased by $191,000 to $304,000 from $113,000 in the three months ended September 30, 1997. The increase is attributable to the higher level of invested funds from the proceeds of the Offering in February 1998. Interest expense for the three months ended September 30, 1998 decreased by $132,000 to $105,000 from $237,000 for the three months ended September 30, 1997. This was primarily due to the repayment of $5,019,000 in debt on the Company's Wisconsin assisted living facilities in June 1998 from proceeds of the Offering.

Provision for Income Taxes. Income tax expense of $1,333,000 for the three months ended September 30,1998 is based on the Company's estimated effective tax rate of 40% for the 1999 fiscal year. Income tax expense of $7,000 for the three months ended September 30, 1997 resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

Net Income (Loss). The Company's net income increased to $1,940,000 for the three months ended September 30, 1998 from a net loss of $(657,000) for the three months ended September 30, 1997, an increase of $2,597,000. This increase in net income resulted primarily from: (i) the pretax contribution of $2,699,000 from increased development activities; (ii) the contribution of $612,000 from facilities acquired after September 30, 1997; (iii) improved operations at leased assisted living facilities of $405,000; (iv) pretax profits of $390,000 on management fee contracts on facilities managed for others; and (v) improved operating results at the Wisconsin facilities of $150,000 primarily due to reduction of interest expense resulting from the repayment of the mortgage in June 1998. These amounts were partially offset by reduced profitability in the Missouri operations, therapy operations and the Pennsylvania skilled nursing facilities of approximately $300,000, primarily due to PPS, and increased income tax expense of $1,326,000.

The Company continues to evaluate the impact of the Balanced Budget Act of 1997 (the "Budget Act") upon future operating results. While the Budget Act was passed in August 1997, specifics relating to each business line will continue to be released until the year 2000. The assumptions used by the Company to evaluate the impact of the Budget Act are based upon the most accurate information available at this time. At present, the Company believes it is responding to all of the known changes created by the Budget Act; however, it cannot predict the impact of unforeseen reductions in anticipated rates issued by the government.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has been able to achieve its development objectives in targeted secondary markets more quickly than originally planned. The Company plans to develop more than 40 additional Outlook Pointe facilities during the fiscal year ending June 30, 1999. The construction costs to complete these facilities are estimated to be $350 to $400 million. At this time the Company expects to continue its internal development program in future years.

The Company has entered into non-binding letters of intent with certain REITs (the "Owners"). These non-binding letters of intent represent arrangements whereby the Owners will fund development projects to be developed by the Company as assisted living facilities, or the Owners will acquire existing facilities identified by the Company and lease them to the Company. Initial lease rates under these arrangements have historically ranged from 3.2% to 3.4% over the 10-year Treasury rate. However, future projects may contain minimum rates regardless of the Treasury rates in effect at the time of closing. The Company expects rates to be in 9.5% range under present arrangements. Specific development projects and acquisitions require approval of the Owners prior to the closing of a transaction. At September 30, 1998 approximately $150 million of the non-binding commitments had not been utilized and remained available to fund project development. The Company estimates that its current resources and funding commitments will be sufficient to fund its development programs for projects scheduled to commence through March 31, 1999 and which will be completed by approximately March 31, 2000. Volatility in capital markets and specific transaction terms could affect the Company's ability to utilize these non-binding commitments.

The Company's development projects generally involve, or are expected to involve, entering into development agreements with third party owners, which are, or are expected to be, REITs. A third party Operator/Lessee will lease the assisted living facility from the REIT when construction has been completed and provide funding for working capital during the initial occupancy period. The Company expects to manage each of these assisted living facilities pursuant to a management agreement with the Operator/Lessee which generally provides for a term of two to nine years. Each management agreement provides, or is generally expected to provide, for management fees approximating 6.0% of net revenue of the facility. In exchange for option payments, the Company has the option to purchase the stock or assets of the Operator/Lessee at an exercise price based on a formula set forth in the agreement, exercisable at any time during the term of the option agreement. Without the Owner's prior consent, the Operator/Lessee may not sell their equity or leasehold interest to any other third party. During the three months ended September 30, 1998, the Company entered into 13 agreements with three independent developers. Under these agreements, the Company receives a fee from the independent developer for development services already performed by the Company, including, without limitation, revisions of plans and specifications, market feasibility and competition analysis, architectural consultation, site adaptation, construction bids and negotiations, and engineering and geotechnical consultation. These agreements are expected to be assigned to a REIT in the December 1998 quarter as part of construction financing for each of the 13 projects. The Company estimates that the planned development projects for fiscal 1999 will require approximately $70 million of working capital commitments from Operator/Lessees during their initial occupancy period which is expected to occur during fiscal 2000 and 2001 (assuming a one year construction period and a one year initial occupancy period). In addition, the Company estimates that it will require approximately $100 - $150 million through fiscal 2001 if it exercises its options to purchase the stock or assets of the Operator/Lessees for all projects developed under this structure through and including the anticipated fiscal 1999 development projects.

In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI is owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. FCI and its six wholly owned Operator/Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party

Operator/Lessees. The Company has not made any payments to the aforementioned parties in connection with these transactions.

In order to achieve its growth plans, the Company will be required to obtain substantial additional financing. The Company is currently exploring financing alternatives. The Company anticipates that it will use a combination of the net proceeds from the Offering, existing lease financing commitments, other REIT financing arrangements, joint venture leasing arrangements, a working capital line of credit, future equity and debt financing and cash generated from operations to fund its development and acquisition activities. The estimated costs over the next three years of the Company's planned development and expansion are significantly in excess of the Company's existing financing arrangements. Recent turmoil in capital markets has detrimentally affected the availability of development funding from REITs. In addition, a recent revision to an accounting pronouncement, Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction "(EITF 97-10)", has affected the accounting treatment of transactions under the Company's typical Operator/Lessee development arrangement discussed above. As a result of EITF 97-10, the Company will need to modify its development structure to achieve the same development fee revenue recognition treatment currently realized, or future amounts of development fee revenue will be recognized over the related lease terms. These modifications, coupled with the current capital market turmoil, may be difficult to negotiate, or may result in less favorable terms for the Company in future development projects. There can be no assurance that any additional financing needed to fund the Company's growth plans will be available. The Company's development plans may be curtailed or halted if the Company is not successful in securing financing beyond its current resources.

Most of the facilities operated or managed by the Company are leased under long-term operating leases. Lease obligations for the next 12 months are approximately $9,800,000. The lease documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, and (iii) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is in compliance with these lease covenants.

The Company's lease arrangements are generally for initial terms of nine to 15 years with aggregate renewal terms ranging from 15 to 25 years and provide for contractually fixed rent plus additional rent, subject to certain limits. The additional rent is capped at 2% or 3% of the prior year's total rent and is based on either the annual increase in revenues of the facility or the increase in the consumer price index. The Company's lease arrangements generally contain a purchase option to purchase the facility at its fair market value at the end of the initial lease term and each renewal term.

Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate the planned growth of its operations without disruption or significant modification to existing systems through fiscal 1999. The Company plans to begin upgrading the existing financial system during fiscal 1999 to accommodate future growth. While cost estimates have not been finalized, the financial system upgrade will involve expansion of the Company's systems staff and a substantial financial commitment.

Operating Activities

Cash provided by operations increased by $3,784,000 to $206,000 for the three months ended September 30, 1998 from cash used by operations of $3,578,000 for the three months ended September 30, 1997. The increase was primarily due to increased profitability.

Investing and Financing Activities

Cash used for investing activities increased by $2,122,000 to $3,911,000 for the three months ended September 30, 1998 from $1,789,000 for the three months ended September 30, 1997. The increase was primarily the result of additional purchase price payments on fiscal 1998 acquisitions, purchases of property and equipment and option payments to Operator/Lessees of $1,350,000, included with other assets. Cash used for financing activities increased by $7,000 to $186,000 for the three months ended September 30, 1998 from $179,000 for the three months ended September 30, 1997.

YEAR 2000 DISCLOSURE

 Computer software and or hardware that was designed to define the year with a two digit date field rather than a four digit field may fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company.

State of Readiness. The Company uses high quality hardware and operating systems from current and proven technologies to ensure reliability and optimum system performance. In order to evaluate these systems and other electronic systems not related to information technology ("Non-IT Systems"), the Company formed an oversight committee comprised of information systems, operations, legal and accounting professionals.

Phases. The committee has performed an inventory and risk assessment of the Company's internal operating systems, as well as an inventory of third party relationships and their impact on the Company. In response to requests, the committee has already received certification of year 2000 readiness from key hardware and software providers, including suppliers of critical data processing and financial systems. Internal testing of all critical electronic systems will begin in early 1999.

The committee will also oversee the testing of Non-IT Systems. The testing of these systems and the timeframe for completion are in the planning stages. For those non-critical systems, that cannot be readily tested, the Company will inquire of third party vendors as to the status of year 2000 compliance within these systems.

Material Third Parties. Based on the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships and its relationships with third party intermediaries for skilled nursing facility reimbursement under Medicare and Medicaid programs. The Company's third party reimbursement intermediaries have been proactive in testing for year 2000 compliance. The intermediaries are requiring the submission of test billings that demonstrate year 2000 compatibility with their payment software. These tests are required to be completed by December 31, 1998. The Company expects to meet the deadlines. The committee's inquiry and testing process to assure that the Company's financial institutions are year 2000 compliant is in the inquiry stage.

Costs. Based upon the Company's progress to date in addressing year 2000 issues, management does not expect these issues to have a material impact on financial position, results of operations or cash flows in future periods, including the cost of remediation. Costs incurred to date are internal staff costs of salary, benefits and nominal administrative expenses associated with the activities of the oversight committee. The Company expects future costs to be of a similar nature.

Risks and Contingency Plans. At this time the Company is unable to determine its most reasonably likely worst case scenarios as a result of year 2000 issues. The committee continues to analyze possible scenarios as part of its inventory and risk assessment process, and will develop and modify its contingency plans as more information becomes available. Based on the outcomes of inquiries and testing, the oversight committee will coordinate the preparation of contingency plans by early 1999.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not have any investment securities subject to market risk as of, or during the three months ended, September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM       EXHIBITS AND REPORTS ON FORM 8-K
6:
           (A)     Exhibits

           Exhibit
           Number               Description
           ------               -----------

           10.1     Form of HCRI Lease Agreement (filed herewith)

           10.2     Schedule to Form of HCRI Lease Agreement (filed herewith)

           10.3 Form of HCRI Construction Disbursing Agreement (filed herewith)

           10.4 Schedule to Form of HCRI Construction Disbursing Agreement (filed herewith)

           10.5     Form of HCRI Option Agreement (filed herewith)

           10.6     Schedule to Form of HCRI Option Agreement (filed herewith)

           10.7     Form of HCRI Shortfall Funding Agreement (filed herewith)

           10.8 Schedule to Form of HCRI Shortfall Funding Agreement (filed herewith)

           10.9 Form of HCRI Working Capital Assurance Agreement (filed herewith)

           10.10 Schedule to Form of HCRI Working Capital Assurance Agreement (filed herewith)

           10.11    Form of HCRI Management Agreement (filed herewith)

           10.12 Schedule to Form of HCRI Management Agreement (filed herewith)

           10.13    Form of HCRI Guaranty (filed herewith)

           10.14    Schedule to Form of HCRI Guaranty (filed herewith)

           10.15    Form of HCRI Loan Agreement (filed herewith)

           10.16    Schedule to Form of HCRI Loan Agreeement (filed herewith)

           10.17 Form of KWM Group, Inc. Pre-Development Agreement (filed herewith)

           10.18 Schedule to Form of KWM Group, Inc. Pre-Development Agreement (filed herewith)

           10.19    Form of Capital Point Pre-Development Agreement
                    (filed herewith)

           10.20 Schedule to Form of Capital Point Pre-Development Agreement (filed herewith)

           10.21 Form of Angeles Pre-Development Agreement, Type I (filed herewith)

           10.22 Schedule to Form of Angeles Pre-Development Agreement, Type I (filed herewith)

           10.23 Form of Angeles Pre-Development Agreement, Type II (filed herewith)

           10.24 Schedule to Form of Angeles Pre-Development Agreement, Type II (filed herewith)

           27.1     Financial Data Schedule

           (B)      Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BALANCED CARE CORPORATION




Date: November 16, 1998                     By: /s/ Paul Kruis
                                                -------------------------------
                                                Paul Kruis
                                                Chief Financial Officer

                                  EXHIBIT INDEX

           Exhibit
           Number               Description
           ------               -----------

           10.1     Form of HCRI Lease Agreement

           10.2     Schedule to Form of HCRI Lease Agreement

           10.3     Form of HCRI Construction Disbursing Agreement

           10.4     Schedule to Form of HCRI Construction Disbursing Agreement

           10.5     Form of HCRI Option Agreement

           10.6     Schedule to Form of HCRI Option Agreement

           10.7     Form of HCRI Shortfall Funding Agreement

           10.8     Schedule to Form of HCRI Shortfall Funding Agreement

           10.9     Form of HCRI Working Capital Assurance Agreement

           10.10    Schedule to Form of HCRI Working Capital Assurance
                    Agreement

           10.11    Form of HCRI Management Agreement

           10.12    Schedule to Form of HCRI Management Agreement

           10.13    Form of HCRI Guaranty

           10.14    Schedule to Form of HCRI Guaranty

           10.15    Form of HCRI Loan Agreement

           10.16    Schedule to Form of HCRI Loan Agreeement

           10.17    Form of KWM Group, Inc. Pre-Development Agreement

           10.18    Schedule to Form of KWM Group, Inc. Pre-Development
                    Agreement

           10.19    Form of Capital Point Pre-Development Agreement

           10.20    Schedule to Form of Capital Point Pre-Development Agreement

           10.21    Form of Angeles Pre-Development Agreement, Type I

           10.22    Schedule to Form of Angeles Pre-Development Agreement, Type
                    I

           10.23    Form of Angeles Pre-Development Agreement, Type II

           10.24    Schedule to Form of Angeles Pre-Development Agreement, Type
                    II

           27.1     Financial Data Schedule