Form 10-Q
period 1998-12-31
BALANCED CARE CORP
filed 1999-02-16
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____ to _____.


                         COMMISSION FILE NUMBER: 1-13845

                            BALANCED CARE CORPORATION
                            -------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            25-1761898
            --------                                            ----------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              5021 LOUISE DRIVE, SUITE 200, MECHANICSBURG, PA 17055
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (717) 796-6100
                                 --------------
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT FEBRUARY 10, 1999
           -----                                --------------------------------
Common Stock, $.001 par value                              16,720,971

                                  BALANCED CARE CORPORATION

                                      TABLE OF CONTENTS

                                PART I - FINANCIAL INFORMATION


ITEM 1:

     FINANCIAL STATEMENTS                                                                Page
                                                                                         ----
          Consolidated Balance Sheets as of December 31, 1998 and                          3
               June 30, 1998

          Consolidated Statements of Operations for the three months ended                 4
               December 31, 1998 and 1997

          Consolidated Statements of Operations for the six months ended                   5
               December 31, 1998 and 1997

          Consolidated Statement of Stockholders' Equity for the six months                6
               ended December 31, 1998

          Consolidated Statements of Cash Flows for the six months ended                   7
               December 31, 1998 and 1997

          Notes to Consolidated Financial Statements                                       8

ITEM 2:

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                    12
     CONDITION AND RESULTS OF OPERATIONS

ITEM 3:

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT                                        23
     MARKET RISK



                                 PART II - OTHER INFORMATION

ITEM 6:

     EXHIBITS AND REPORTS ON FORM 8-K                                                     24
     (A)      Exhibits
     (B)      Reports on Form 8-K

ITEM 1:  FINANCIAL STATEMENTS

                                    BALANCED CARE CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                                                       December 31,
                                                                          1998         June 30,
                                                                       (unaudited)       1998
                                                                       -----------     --------
                                       ASSETS
Current assets:
      Cash and cash equivalents                                          $  5,921        15,481
      Accounts receivable  (net of allowance for doubtful
        accounts of $1,291 and $916, respectively)                         20,178        19,630
      Development contracts in process (net of allowance for losses)        4,076         2,534
      Prepaid expenses and other current assets                             1,706         1,203
      Assets held for sale                                                     --         2,800
                                                                         --------      --------
                     Total current assets                                  31,881        41,648

Restricted investments                                                      1,763         1,596
Property and equipment, net                                                28,912        27,862
Goodwill, net                                                              15,323        13,466
Other assets                                                                3,115         1,400
                                                                         --------      --------
                     Total assets                                        $ 80,994        85,972
                                                                         ========      ========

                     LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
      Current portion of long-term debt                                  $    234           177
      Accounts payable                                                      7,569         7,982
      Accrued payroll                                                       1,840         2,243
      Accrued expenses                                                      3,651         4,864
                                                                         --------      --------
                     Total current liabilities                             13,294        15,266

Deferred income taxes                                                         638           638
Long-term debt, net of current portion                                      3,732         3,376
Straight-line lease liability                                               3,002         3,053
Deferred revenues and other liabilities                                     1,564         1,780
                                                                         --------      --------
                     Total liabilities                                     22,230        24,113
                                                                         --------      --------





Stockholders' equity
      Preferred stock, $.001 par value; 5,000,000 shares
         authorized; none issued and outstanding                               --            --
      Preferred stock, Series A authorized - 1,150,958 shares,
         none issued and outstanding                                           --            --
      Common stock, $.001 par value - authorized - 50,000,000
         shares; issued and outstanding - 16,718,971 shares at
         December 31, 1998 and 16,695,343 shares at June 30, 1998              17            17
      Additional paid-in capital                                           63,806        63,678
      Deficit                                                              (5,059)       (1,836)
                                                                         --------      --------
                     Total stockholders' equity                            58,764        61,859
                                                                         --------      --------
                     Total liabilities and stockholders' equity          $ 80,994        85,972
                                                                         ========      ========

See accompanying notes to consolidated financial statements.

                                    BALANCED CARE CORPORATION
                              Consolidated Statements of Operations
                              (In thousands, except per share data)


                                                                  Three Months Ended December 31
                                                                        1998            1997
                                                                     (unaudited)    (unaudited)
                                                                     -----------    -----------
Revenues:
      Patient services                                                $ 12,257        14,655
      Resident services                                                  5,604         4,569
      Development fees                                                     411         1,939
      Management fees                                                      308            18
      Other revenues                                                       102            74
                                                                      --------      --------
           Total revenues                                               18,682        21,255
                                                                      --------      --------

Operating expenses:
      Facility operating expenses:
           Salaries, wages and benefits                                  8,296         7,841
           Other operating expenses                                      5,614         8,481
      Development, general and administrative expense                    3,318         2,943
      Provision for losses on termination of development projects        2,400            --
      Provision for losses under shortfall funding agreements            2,360            --
      Lease expense                                                      2,407         2,692
      Depreciation and amortization expense                                537           724
                                                                      --------      --------
           Total operating expenses                                     24,932        22,681
                                                                      --------      --------
      Loss from operations:                                             (6,250)       (1,426)
      Other income (expense):
           Interest and other income                                       175            62
           Interest expense                                               (113)         (615)
           Gain (loss) on sale of assets                                  (200)        2,858
                                                                      --------      --------
      Income (loss) before income taxes                                 (6,388)          879
      Provision for income taxes (benefit)                              (1,225)           30
                                                                      --------      --------
      Net income (loss)                                               $ (5,163)          849
                                                                      ========      ========

      Pro forma basic earnings (loss) per share                       $  (0.31)         0.10
                                                                      ========      ========
      Pro forma diluted earnings (loss) per share                     $  (0.31)         0.09
                                                                      ========      ========
      Weighted average shares - basic                                   16,709         8,645
                                                                      ========      ========
      Weighted average shares - diluted                                 16,709         9,885
                                                                      ========      ========



See accompanying notes to consolidated financial statements.

                                    BALANCED CARE CORPORATION
                              Consolidated Statements of Operations
                              (In thousands, except per share data)


                                                                   Six Months Ended December 31
                                                                       1998            1997
                                                                    (unaudited)     (unaudited)
                                                                    -----------     -----------
Revenues:
      Patient services                                                $ 24,622        29,151
      Resident services                                                 11,517         7,567
      Development fees                                                   5,674         3,565
      Management fees                                                      606            18
      Other revenues                                                       134            92
                                                                      --------      --------
           Total revenues                                               42,553        40,393
                                                                      --------      --------

Operating expenses:
      Facility operating expenses:
           Salaries, wages and benefits                                 16,637        14,685
           Other operating expenses                                     11,533        16,129
      Development, general and administrative expense                    6,960         5,622
      Provision for losses on termination of development projects        2,400            --
      Provision for losses under shortfall funding agreements            2,360            --
      Lease expense                                                      4,796         4,904
      Depreciation and amortization expense                              1,043         1,005
                                                                      --------      --------
           Total operating expenses                                     45,729        42,345
                                                                      --------      --------
      Loss from operations:                                             (3,176)       (1,952)
      Other income (expense):
           Interest and other income                                       479           175
           Interest expense                                               (218)         (852)
           Gain (loss) on sale of assets                                  (200)        2,858
                                                                      --------      --------
      Income (loss) before income taxes                                 (3,115)          229
      Provision for income taxes                                           108            37
                                                                      --------      --------
      Net income (loss)                                               $ (3,223)          192
                                                                      ========      ========

      Pro forma basic earnings (loss) per share                       $  (0.19)         0.02
                                                                      ========      ========
      Pro forma diluted earnings (loss) per share                     $  (0.19)         0.02
                                                                      ========      ========
      Weighted average shares - basic                                   16,703         8,645
                                                                      ========      ========
      Weighted average shares - diluted                                 16,703         9,877
                                                                      ========      ========

See accompanying notes to consolidated financial statements.

                                          BALANCED CARE CORPORATION
                                Consolidated Statement of Stockholders' Equity
                            For the six months ended December 31, 1998 (unaudited)
                                            (Dollars in thousands)

                                           COMMON STOCK
                                      --------------------           ADDTL.
                                      ISSUED          PAR           PAID-IN
                                      SHARES         VALUE          CAPITAL          DEFICIT           TOTAL
                                      ------         -----          -------          -------           -----
Balance at June 30, 1998              16,695          $17          $63,678          $(1,836)          $61,859

Exercise of options                       24           --              128               --               128

Net loss                                  --           --               --           (3,223)           (3,223)
                                      ------          ---          -------          -------           -------

Balance at December 31, 1998          16,719          $17          $63,806          $(5,059)          $58,764
                                      ======          ===          =======          =======           =======


See accompanying notes to consolidated financial statements.

                                           BALANCED CARE CORPORATION
                                      Consolidated Statement of Cash Flows
                                             (Dollars in thousands)


                                                                                  Six Months Ended December 31
                                                                                  ----------------------------
                                                                                      1998              1997
                                                                                  (Unaudited)        (Unaudited)
                                                                                  -----------        -----------
Cash Flows from Operating Activities:
Net income (loss)                                                                  $ (3,223)          $    192
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                                   1,043              1,005
      Deferred income taxes                                                              --                 16
      Loss (gain) on sale of assets                                                     200             (2,858)
      Changes in operating assets and liabilities, excluding effects of acquisitions:
           Increase in receivables, net                                                (548)            (4,053)
           Increase in development contracts in process, net                         (1,542)            (1,027)
           Increase in prepaid expenses and other current assets                       (503)              (470)
           Increase (decrease) in accounts payable, accrued payroll and
              accrued expenses                                                       (2,416)             3,228
                                                                                   --------           --------
                     Net cash used for operating activities                          (6,989)            (3,967)
                                                                                   --------           --------
Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                    2,726              4,249
      Purchases of property and equipment                                            (2,073)            (1,543)
      Increase in restricted investments                                               (166)              (769)
      Increase in other assets                                                       (1,715)              (720)
      Business acquisitions                                                          (1,617)           (23,527)
                                                                                   --------           --------
                     Net cash used for investing activities                          (2,845)           (22,310)
                                                                                   --------           --------
Cash Flows from Financing Activities:
      Proceeds from issuance of long-term debt                                          535             23,716
      Payments on long-term debt                                                       (122)               (44)
      Proceeds from issuance of common stock                                            128                 --
      Decrease in other liabilities                                                    (267)              (293)
                                                                                   --------           --------
                     Net cash provided by financing activities                          274             23,379
                                                                                   --------           --------
      Decrease in cash and cash equivalents                                          (9,560)            (2,898)
      Cash and cash equivalents at beginning of period                               15,481              7,908
                                                                                   --------           --------
Cash and cash equivalents at end of period                                         $  5,921           $  5,010
                                                                                   ========           ========
Supplemental Cash Flow Information:
      Cash paid during the period for interest                                     $    218           $    515
                                                                                   ========           ========
      Cash paid during the period for income taxes                                 $     25           $     --
                                                                                   ========           ========
Supplemental Non-cash Investing and Financing Activities:
      Assets and lease obligations capitalized                                     $     --           $    238
                                                                                   ========           ========
      Accretion of preferred B stock                                               $     --           $  1,253
                                                                                   ========           ========
      Goodwill and accrued contingent business acquisition payments                $  2,004           $     --
                                                                                   ========           ========


See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Organization and Background

         Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged in the operation, development and acquisition of assisted living facilities and selective acquisitions of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing. As of December 31, 1998, the Company owned, leased or managed 45 assisted and independent living communities and 13 skilled nursing facilities. Also at December 31, 1998, the Company had 31 assisted living communities under construction.

(b)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         The financial statements as of and for the three and six month periods ended December 31, 1998 and 1997 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1998 as contained in the Company's annual report on Form 10-K.

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

3.       PRO FORMA RESULTS OF OPERATIONS

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in August 1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997, Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997, Gethsemane Affiliates in January 1998 and Potomac Point in June 1998. There were no acquisitions during the six months ended December 31, 1998. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31
                                                                 1997
                                                                 ----
           Revenue......................................      $ 45,575
           Expense......................................       (45,582)
                                                              --------
           Net loss.....................................      $     (7)
                                                              ========
           Net loss per common share - diluted..........      $     --
                                                              ========

The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1997. In addition, they are not intended to be a projection of future results of operations.

4.       ASSETS HELD FOR SALE

         In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale resulted in a loss of $200,000 in the period ended December 31, 1998.

5.       BUSINESS ACQUISITIONS - STATEMENT OF CASH FLOWS

         The $1,617,000 cash used for business acquisitions in the Statement of Cash Flows for the six months ended December 31, 1998 consists of the following:

                               DATE OF                                DATE RECORDED      DATE
     ACQUISITIONS            ACQUISITION        DESCRIPTION            AS GOODWILL       PAID          AMOUNT
     ------------            -----------        -----------            -----------       ----          ------

Gethsemane Affiliates           1/98        Contingent purchase            3/98           7/98        $1,200,000
                                            price payment
Butler Senior Care              10/97       Contingent purchase            6/98           7/98           372,000
                                            price payment
Potomac Point                   6/98        Additional transaction         9/98           9/98            45,000
                                            costs                                                     ----------
                                                                                                      $1,617,000
                                                                                                      ==========

6.       PRO FORMA EARNINGS PER SHARE

         Pro forma earnings (loss) per share ("EPS") is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of preferred shares into common. For the three and six month periods ended December 31, 1998, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.

         A reconciliation of the weighted average shares used in the computation of pro forma earnings per share follows (in thousands):

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                     --------------------          -------------------
                                                      1998          1997            1998          1997
                                                      ----          ----            ----          ----
Weighted average common shares outstanding           16,709         4,025          16,703        4,025

Pro forma conversion of preferred shares                 --         4,620              --        4,620
                                                     ------         -----          ------        -----

Shares used for pro forma basic EPS                  16,709         8,645          16,703        8,645

Stock options and warrants computed using the
     Treasury stock method                               --         1,240              --        1,232
                                                     ------         -----          ------        -----

Shares used for pro forma diluted EPS                16,709         9,885          16,703        9,877
                                                     ======         =====          ======        =====

7.       RECENT DEVELOPMENTS

         As discussed in prior quarterly reports, the Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from real estate investment trusts ("REITs") and other lenders. More specifically, the availability of REIT financing has become substantially limited for new assisted living construction. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees has become increasingly difficult due to accounting pronouncements and guidance issued by the Emerging Issues Task Force ("EITF") and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) has increased due to its extensive use of operating leases to finance the construction of its Outlook Pointe(R) signature series assisted living facilities.

         As a direct result of the foregoing, during the three months ended December 31, 1998, the Company was not able to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. In recognition of the aforementioned events and circumstances occurring in the second fiscal quarter, the Company: (i) concluded that development fees on new projects scheduled to close in the second fiscal quarter did not qualify for income recognition under contract terms considered acceptable by management; (ii) decided to emphasize the focus of management's efforts on the operations of existing facilities and facilities which are now under construction; (iii) decided to substantially reduce its development activities with respect to new sites and projects; and (iv) recorded a provision for losses on termination of development projects of $2,400,000. This provision is based on management's evaluation of capitalized costs, including land option payments, on various projects that are not now consistent with the Company's future plans.

         Due to the downscaling of development activities related to the Company's Outlook Pointe(R) facilities, management has adopted a corporate restructuring plan affecting certain departments and staff positions. This restructuring plan, which was enacted in February 1999, will result in a one-time charge of approximately $600,000 in the Company's third fiscal quarter ending March 31, 1999, representing the estimated costs of employee terminations and related costs to exit these activities.

8.       WORKING CAPITAL SHORTFALL OBLIGATIONS

         As previously disclosed, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities owned by independent third parties (the "Operator/Lessees"). As part of these transactions, the Company has entered into shortfall funding agreements, whereby the Company has agreed to make loans to the Operator/Lessees if the equity and working capital loans provided to the Operator/Lessees are depleted by negative cash flows from start-up operations of the facilities.

         Certain of the Outlook Pointe(R) signature series assisted living facilities have experienced slower than budgeted census ramp-ups and, as a result, have incurred greater than budgeted negative cash flows from start-up operations. During the three months ended December 31, 1998, the Company incurred losses of $2,360,000 related to its obligations under the shortfall funding agreements to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against receivables on advances to Operator/Lessees. The Company records its loss on shortfall funding agreements using the "modified equity accounting" approach. Under this approach, the operating losses of the Operator/Lessees are allocated first to the capital of the investors, and the losses in excess of such capital are allocated to the Company to the extent of the Company's commitment under the shortfall funding agreement.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the Company's results of operations on a historical basis for the three and six month periods ended December 31, 1998 and 1997, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

On February 18, 1998, the Company completed its initial public offering for 7,000,000 shares of its Common Stock, par value $.001 per share at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, 5,009,750 shares of Series B Preferred Stock and 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four reverse split of Common Stock effective October 14, 1997). In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. After the Offering, the conversion of the preferred stock and the exercise of the underwriters' option, the Company had 16,695,343 shares of Common Stock outstanding. The Offering, including the exercise of the underwriters' option, generated proceeds to the Company of approximately $46,357,000, net of costs and underwriting discounts and commissions. The proceeds were used to repay indebtedness of approximately $29,675,000 incurred to fund the purchase of four acquisitions (seven facilities) completed from October 1997 through January 1998, and to pay off indebtedness of $5,019,000 related to the Company's Wisconsin assisted living facilities in anticipation of their sale. The balance of the Offering has been used for general corporate purposes.

The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at December 31, 1998 and 1997:

                                                                       DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                       1998                                     1997
                                         ---------------------------------       ----------------------------------
                                         Owned   Leased    Managed   Total       Owned   Leased     Managed   Total
                                         -----   ------    -------   -----       -----   ------     -------   -----

Developed Assisted Living Facilities       --       1         22      23           --        8         --       8
Acquired Assisted Living Facilities         6      12         --      18           12       11         --      23
Skilled Nursing Facilities                  3      10         --      13            2       10         --      12
Independent Living Facilities              --       4         --       4           --        4         --       4
                                         ----    ----       ----    ----         ----     ----       ----    ----
                                            9      27         22      58           14       33         --      47
                                         ====    ====       ====    ====         ====     ====       ====    ====

In December 1998, the Company sold its seven owned assisted living facilities in Wisconsin, which had been carried as an asset held for sale since June 30, 1997. After the Wisconsin sale, the Company has operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia and North Carolina. These operating facilities have a capacity for 2,456 assisted living residents, 1,294 skilled nursing patients and 117 independent living residents. The Company also operates a home health care agency in Missouri and rehabilitation therapy operations in Pennsylvania and Arkansas.

In addition to the 23 Outlook Pointe(R) facilities opened as of December 31, 1998, the Company has signed agreements to develop and manage an additional 31 assisted living facilities currently under construction (excluding 13 projects for which the Company has entered into predevelopment agreements with independent third parties that were included with the projects under construction at September 30, 1998) which are scheduled to open through December 1999. In addition to increasing the depth of the Company's operations in existing states, the Company will have operations in Tennessee, Indiana, West Virginia, Florida, and Maryland. The Company also has land options to acquire an additional 37 sites. The land options generally give the Company, or its assignee, the right to purchase the land at an agreed-upon price for a specified period of time in exchange for option payments. In general, the option payments are credited towards the purchase price if the option is exercised. A portion of the option payments (usually $15-$30,000 or less) may be non-refundable if the option is not exercised. In general the land options may be assigned by the Company to a third party without the land owners' consent. (See "Strategic Changes and Charges.")

The Company generates revenues from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care, home health, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents. Resident services include all revenues earned from services provided to assisted living facility residents except for therapies and home health care services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for REITs and other owners or lessees. As the Company implements its business plan, management believes that the mix of the Company's revenues will continue to change and that revenues from assisted living resident services and management activities will increase as a percentage of total revenues.

The Company classifies its recurring operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) development, general and administrative expenses, which primarily include corporate office expenses, regional office expenses, development expenses and other overhead costs; (iii) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (iv) depreciation and amortization. The Company has made significant investments in its infrastructure. These investments include attracting management and regional personnel and installing information systems to support and manage growth.

STRATEGIC CHANGES AND CHARGES

As discussed in prior quarterly reports, the Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from REITs and other lenders. More specifically, the availability of REIT financing has become substantially limited for new assisted living construction. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees has become increasingly difficult due to accounting pronouncements and guidance issued by the EITF and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) has increased due to its extensive use of operating leases to finance the construction of its Outlook Pointe(R) assisted living facilities.

As a direct result of the foregoing, during the three months ended December 31, 1998, the Company was not able to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. In recognition of the aforementioned events and circumstances occurring in the second fiscal quarter, the Company (i) concluded that development fees on new projects scheduled to close in the second fiscal quarter did not qualify for income recognition under contract terms considered acceptable by management; (ii) decided to emphasize the focus of management's efforts on the operations of existing facilities and/or facilities which are now under construction; (iii) decided to substantially reduce its development activities with respect to new sites and projects; and (iv) recorded a provision for losses on termination of development projects of $2,400,000. This provision is based on management's evaluation of capitalized costs, including land option payments, on various projects that are not now consistent with the Company's future plans. Management has taken these steps to focus on building market share in existing markets, to channel its financial and human resources into meeting facility occupancy goals, and to build brand recognition throughout the Balanced Care continuum of services.

Due to the downscaling of development activity of the Company's Outlook Pointe(R) facilities, management has adopted a corporate restructuring plan affecting certain departments and staff positions. This restructuring plan, which was enacted in February 1999, will result in a one-time charge of approximately $600,000 in the Company's third fiscal quarter ending March 31, 1999, representing the estimated costs of employee terminations and related costs to exit these activities. The Company expects these actions to reduce development, general and administrative expenses by approximately $2,000,000 annually.

The Company announced that it has appointed Clint T. Fegan as the Company's Chief Financial Officer (CFO). Paul Kruis, formerly Chief Financial Officer, has left the Company to pursue other interests. Mr. Fegan was Vice President and Controller of Balanced Care from July, 1997 until his appointment as CFO. Prior to joining Balanced Care, Mr. Fegan served as a financial officer of a senior care company and as a senior manager in the KPMG LLP health care audit practice.

As discussed above, at December 31, 1998, the Company had 31 assisted living facilities under construction and an additional 37 sites under land options. The Company plans to complete construction, open and manage all 31 assisted living facilities under construction over the next 12 months. With respect to the 37 sites that the Company has the right to acquire under land options, the Company plans to evaluate each site to determine its strategic merit given the Company's focus on its operations and branding. Those projects that meet the Company's market cluster criteria will be purchased under the land options and developed when, and if, financing can be obtained under suitable terms. The land options for those projects that do not meet the Company's clustering strategy will be assigned or left to expire on a selective basis. The Company's preliminary evaluation is reflected in the provision for losses on development projects.

In addition to the charge of $2,400,000 related to the reduction of development activities, as more specifically set forth below, certain of the Outlook Pointe(R) signature series assisted living facilities have experienced slower than budgeted census ramp ups and, as a result, have incurred greater than budgeted negative cash flows from start up operations. During the three months ended December 31, 1998, the Company incurred losses related to obligations under the shortfall funding agreements in the amount of $2,360,000 to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against receivables on advances to Operator/Lessees.

Of the 54 Outlook Pointe(R) facilities open (23) or under construction (31) and managed by the Company at December 31, 1998, the Company estimates it may be required to make future working capital shortfall contributions in connection with 31 managed projects. In addition to the $2,360,000 incurred during the three months ended December 31, 1998, the Company estimates that it may be required to make additional funding advances of $8 to $12 million through June 30, 2000. This estimate is based on the conservative assumption that the ramp up timetable experienced with initial projects will continue on all projects currently open and under construction. The additional working capital needs relate primarily to projects that closed on construction financing on or before March 31, 1998.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              DECEMBER 31,            DECEMBER 31,
                                                           -----------------       -----------------
STATEMENT OF OPERATIONS DATA:                               1998        1997        1998        1997
                                                            ----        ----        ----        ----
Patient services                                            65.6%       68.9%       57.9%       72.2%
Resident services                                           30.0        21.5        27.1        18.7
Development fees                                             2.2         9.1        13.3         8.8
Management fees                                              1.6         0.1         1.4          --
Other                                                        0.6         0.4         0.3         0.3
                                                           -----       -----       -----       -----
Total revenue                                              100.0       100.0       100.0       100.0
Operating expenses:
     Facility operating expenses                            74.4        76.8        66.2        76.3
     Development, general and administrative expense        17.8        13.8        16.4        13.9
     Charge for termination of development projects         12.8          --         5.6          --
     Charges under shortfall funding agreements             12.6          --         5.5          --
     Lease expense                                          12.9        12.7        11.3        12.1
     Depreciation and amortization expense                   2.9         3.4         2.5         2.5
                                                           -----       -----       -----       -----
Loss from operations                                       (33.4)       (6.7)       (7.5)       (4.8)
Other income (expense)                                      (0.8)       10.8         0.2         5.4
                                                           -----       -----       -----       -----
Income (loss) before income taxes                          (34.2)        4.1        (7.3)        0.6
Provision for income taxes (benefit)                        (6.6)        0.1         0.3         0.1
                                                           -----       -----       -----       -----
Net income (loss)                                          (27.6)        4.0        (7.6)        0.5
                                                           =====       =====       =====       =====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1997

Total Revenue. Total revenue for the three months ended December 31, 1998 decreased by $2,573,000 to $18,682,000 compared to $21,255,000 for the three months ended December 31, 1997. This decrease was the result of a $2,398,000 decrease in patient service revenues, which was primarily the result of a $3,500,000 decrease due to new Medicare reimbursement methodology and rates, the Prospective Payment System ("PPS"), offset by revenues of approximately $800,000 at a skilled nursing facility acquired January 1, 1998 and increased outpatient therapy revenues. There also was a $1,528,000 decrease in development fees due to the Company's decision to reduce its development activities. This decrease was partially offset by additional resident service revenues of $1,035,000, primarily from facilities acquired or opened during, or subsequent to, the three months ended December 31, 1997 and increased management fees of $290,000. Patient services comprised 66% and 69% of total revenues for the three months ended December 31, 1998 and 1997, respectively.

Operating Expenses. Total operating expenses increased by $2,251,000 to $24,932,000 for the three months ended December 31, 1998 from $22,681,000 for the three months ended December 31, 1997. This increase is primarily attributable to: (i) increased expenses of $1,819,000 at facilities acquired during or after the December 31, 1997 quarter; (ii) a $375,000 increase in development, general and administrative expenses; and (iii) the previously discussed provision for losses on termination of development projects of $2,400,000 and the provision for losses under the shortfall funding agreements of $2,360,000. These increases were partially offset by: (i) decreased operating expenses of $3,159,000 at the Company's skilled nursing facilities as a result of cost reduction efforts primarily in the area of therapy delivery; and (ii) decreased operating expenses of $1,518,000 at newly developed assisted living facilities that were leased during the three months ended December 31, 1997, but managed effective January 1, 1998 as a result of the sale of the leasehold interests to an independent Operator/Lessee.

Facility operating expenses for the three months ended December 31, 1998 decreased by $2,412,000 to $13,910,000 from $16,322,000 for the three months ended December 31, 1997. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in cost reductions of approximately $3,159,000, primarily in the area of therapy delivery. Facility operating expenses also decreased by approximately $1,218,000 at newly developed assisted living facilities that were leased during the three months ended December 31, 1997, but managed during the three months ended December 31, 1998, as a result of the Company's sale of the leasehold interests to an independent Operator/Lessee on January 1, 1998. These cost savings were partially offset by costs at new assisted living facilities which were developed or acquired during, or after, the December 1997 quarter. As a percentage of total revenue, facility operating expenses were 74.4% for the three months ended December 31, 1998, and 76.8% for the three months ended December 31, 1997.

Development, general and administrative expenses increased by $375,000 to $3,318,000 for the three months ended December 31, 1998 from $2,943,000 for the three months ended December 31, 1997. As a percentage of total revenue, these expenses increased to 17.8% for the three months ended December 31, 1998 from 13.8% for the three months ended December 31, 1997. The increase in expense was attributable to the Company's new facility growth. The disproportionate increase in the expense as a percentage of revenue was due to the lower revenue base.

Information concerning the provision for losses on termination of development projects of $2,400,000 and the provision for losses under shortfall funding agreements of $2,360,000 during the three months ended December 31, 1998 are discussed above under the heading "Strategic Changes and Charges".

Lease expense decreased to $2,407,000 for the three months ended December 31, 1998 from $2,692,000 for the three months ended December 31, 1998, a decrease of $285,000. This decrease was primarily the result of the January 1, 1998 sale of the leasehold interests of start up facilities to an independent Operator/Lessee. As a percentage of total revenue, these expenses totaled 12.9% for the three months ended December 31, 1998 and 12.7% for the three months ended December 31, 1997.

Depreciation and amortization decreased by $187,000 to $537,000 for the three months ended December 31, 1998 from $724,000 for the three months ended December 31, 1997. This decrease resulted from depreciation and amortization related to the Wisconsin assisted living facilities in the December 1997 quarter.

Other Income (Expense). Interest and other income for the three months ended December 31, 1998 increased by $113,000 to $175,000 from $62,000 in the three months ended December 31, 1997. The increase is attributable to the higher level of invested funds from the proceeds of the Offering in February 1998. Interest expense for the three months ended December 31, 1998 decreased by $502,000 to $113,000 from $615,000 for the three months ended December 31, 1997. This was primarily due to the repayment of $23,625,000 in bridge financing with proceeds of the Offering in February 1998, borrowed for the purchase of five assisted living facilities between October and December 1997, and the repayment of $5,019,000 in debt on the Company's Wisconsin assisted living facilities in June 1998 from proceeds of the Offering.

In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale resulted in a loss of $200,000 in the three months ended December 31, 1998. In October 1997 the Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy for approximately $4,700,000, net of transaction costs. This resulted in a gain of $2,858,000 during the three months ended December 31, 1997.

Provision for Income Taxes (Benefit). Income tax benefit of $1,225,000 for the three months ended December 31, 1998 is the result of the Company's revised fiscal 1999 tax position due to the development changes that occurred during the three months ended December 31, 1998. Income tax expense of $30,000 for the three months ended December 31, 1997 resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

Net Income (Loss). The Company's net loss of ($5,163,000) for the three months ended December 31, 1998 from a net income of $849,000 for the three months ended December 31, 1997, is a decrease of $6,012,000. This decrease was the result of:
(i) decreased gain on sale of assets of $3,058,000; (ii) the provision for losses on termination of development projects of $2,400,000; (iii) decreased income from development fees of $1,644,000; (iv) the provision for losses under shortfall funding agreements of $2,360,000; and (v) reduced profitability in the Company's skilled nursing facilities of approximately $370,000, primarily due to the implementation of PPS. These amounts were partially offset by: (i) decreased income taxes of $1,255,000; (ii) the contribution of $613,000 from facilities acquired during or after the December 31, 1997 quarter; (iii) the absence of start up losses of $1,321,000 incurred in 1997 at assisted living facilities where the Company sold the leasehold interests to an independent Operator/Lessee on January 1, 1998; (iv) decreased interest expense of $502,000; and (v) contributions from management fees of $148,000.

The Company continues to evaluate the impact of the Balanced Budget Act of 1997 (the "Budget Act") upon future operating results. While the Budget Act was passed in August 1997, specifics relating to each business line will continue to be released until the year 2000. The assumptions used by the Company to evaluate the impact of the Budget Act are based upon the most accurate information available at this time. At present, the Company believes it is responding to all of the known changes created by the Budget Act; however, it cannot predict the impact of unforeseen reductions in anticipated rates issued by the federal government.

During the three months ended December 31, 1998, the Company sold the license rights for the use of prototype construction and development plans on seven projects to an independent contractor ("Owner") for $2,950,000. Because the Company anticipates entering into a management services agreement with the Owner, the Company has deferred the recognition of the sale of these plans.


SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

Total Revenue. Total revenue for the six months ended December 31, 1998 increased by $2,160,000 to $42,553,000 compared to $40,393,000 for the six months ended December 31, 1997. This increase was the result of: (i) additional resident service revenues of $3,950,000, primarily from facilities acquired or opened during, or subsequent to, the six months ended December 31, 1997; and
(ii) increased development and management fee revenues during the first quarter of fiscal 1999 of $2,697,000 due to the Company's expanded development and management efforts. These increases were partially offset by a $4,529,000 decrease in patient service revenues, which was primarily the result of PPS offset by a $1,600,000 increase due to a skilled nursing facility acquisition on January 1, 1998. Patient services comprised 58% and 72% of total revenues for the six months ended December 31, 1998 and 1997, respectively. The decrease in this percentage of total revenues was due to the Company's implementation of its business plan which focuses on assisted living development and operations, and the aforementioned decrease due to PPS.

Operating Expenses. Total operating expenses increased by $3,384,000 to $45,729,000 for the six months ended December 31, 1998 from $42,345,000 for the six months ended December 31, 1997. This increase was primarily attributable to:
(i) increased expenses of $4,423,000 at facilities acquired during or after the December 31, 1997 quarter; (ii) a $1,338,000 increase in development, general and administrative expenses; (iii) the provision for losses on termination of development projects of $2,400,000; (iv) the provision for losses under shortfall funding agreements of $2,360,000; and (v) a $422,000 increase in operating expenses related to volume increases at the Company's rehabilitation therapy operations in Pennsylvania and Arkansas. These increases were partially offset by: (i) decreased operating expenses of $5,985,000 at the Company's skilled nursing facilities as a result of cost reduction efforts primarily in the area of therapy delivery; and (ii) decreased operating expenses of $1,619,000 at newly developed assisted living facilities that were leased during the three months ended December 31, 1997, but managed effective January 1, 1998 as a result of the sale of the leasehold interests to an independent Operator/Lessee.

Facility operating expenses for the six months ended December 31, 1998 decreased by $2,644,000 to $28,170,000 from $30,814,000 for the six months ended December 31, 1997. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in reductions in costs of approximately $5,985,000, primarily in the area of therapy delivery. Facility operating expenses also decreased by approximately $1,107,000 at newly developed assisted living facilities that were leased during the three months ended December 31, 1997, but managed during the three months end December 31, 1998, as a result of the Company's sale of the leasehold interests to an Operator/Lessee on January 1, 1998. These cost savings at the Company's skilled nursing facilities were offset by costs at new assisted living facilities which were developed or acquired during, or after, the December 1997 quarter. As a percentage of total revenue, facility operating expenses were 66.2% for the six months ended December 31, 1998, and 76.3% for the six months ended December 31, 1997.

Development, general and administrative expenses increased by $1,338,000 to $6,960,000 for the six months ended December 31, 1998 from $5,622,000 for the six months ended December 31, 1997. As a percentage of total revenue, these expenses increased to 16.4% for the six months ended December 31, 1998 from 13.9% for the six months ended December 31, 1997. The increase was attributable to the Company's increased level of development activities in the first quarter of fiscal 1999 and the increase in the number of facilities.

Information concerning the provision for losses on termination of development projects of $2,400,000 and the provision for losses under shortfall funding agreements of $2,360,000 for the six months ended December 31, 1998 are discussed above under the heading "Strategic Changes and Charges".

Lease expense decreased by $108,000 to $4,796,000 for the six months ended December 31, 1998 from $4,904,000 for the six months ended December 31, 1997. This decrease was primarily the result of the January 1, 1998 sale of the leasehold interests of start up facilities to an independent Operator/Lessee. This was partially offset by rents at newly opened and acquired facilities and rental increases under lease agreements at existing facilities. As a percentage of total revenue, these expenses totaled 11.3% for the six months ended December 31, 1998 and 12.1% for the six months ended December 31,1997.

Depreciation and amortization increased by $38,000 to $1,043,000 for the six months ended December 31, 1998 from $1,005,000 for the six months ended December 31, 1997. The increase resulted from depreciation and amortization taken on assets acquired during, and after, the three months ended December 31, 1997

Other Income (Expense). Interest and other income for the six months ended December 31, 1998 increased by $304,000 to $479,000 from $175,000 in the six months ended December 31, 1997. The increase is attributable to the higher level of invested funds from the proceeds of the Offering in February 1998. Interest expense for the six months ended December 31, 1998 decreased by $634,000 to $218,000 from $852,000 for the six months ended December 31, 1997. This was primarily due to the repayment of $23,625,000 in bridge financing with proceeds of the Offering in February 1998, borrowed for the purchase of five assisted living facilities between October and December 1997, and the repayment of $5,019,000 in debt on the Company's Wisconsin assisted living facilities in June 1998 from proceeds of the Offering.

In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale resulted in a loss of $200,000 in the six months ended December 31, 1998. In October 1997 the Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy for approximately $4,700,000, net of transaction costs. This resulted in a gain of $2,858,000 during the six months ended December 31, 1997.

Provision for Income Taxes. Income tax expense of $108,000 for the six months ended December 31, 1998 and of $37,000 for the six months ended December 31, 1997 resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

Net Income (Loss). The Company's net loss of ($3,223,000) for the six months ended December 31, 1998 from a net income of $192,000 for the six months ended December 31, 1997, is a decrease of $3,415,000. This decrease in net income resulted primarily from: (i) decreased gain on sale of assets of $3,058,000;
(ii) the provision for losses on termination of development projects and under shortfall funding arrangements of $4,760,000; and (iii) reduced profitability in the Company's skilled nursing facilities of approximately $532,000, primarily due to the implementation of PPS. These amounts were partially offset by (i) the pretax contribution of $1,055,000 from increased development activities; (ii) the contribution of $1,225,000 from facilities acquired during or after the December 31, 1997 quarter; (iii) the reduction in start up losses of $1,536,000 at assisted living facilities where the Company sold the leasehold interests to an independent Operator/Lessee on January 1, 1998; (iv) decreased interest expense of $634,000; and (v) contributions from management fees of $324,000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has opened 23 of its Outlook Pointe(R) signature series assisted living facilities as of December 31, 1998. In addition, the Company had 31 Outlook Pointe(R) signature series assisted living facilities under construction and 37 sites under control. As discussed above under the heading "Strategic Changes and Charges", the Company has stopped seeking additional sites for Outlook Pointe(R) facilities. The Company has adequate financing to complete construction on the 31 facilities under construction at December 31, 1998. These facilities are expected to open by December 31, 1999. With respect to the 37 sites under land options, the Company plans to evaluate each site to determine its strategic benefit to the Company's focus on clustering new projects in existing markets only. Those projects that meet these criteria will be purchased under the land options and developed when, and if, financing can be obtained under suitable terms. The land options for those projects that do not meet the Company's long term objectives will be assigned or left to expire. The Company's preliminary evaluation in this respect is reflected in the provisions for estimated losses on development projects. The Company had previously disclosed its expectations to develop more than 40 facilities during its June 30, 1999 fiscal year. As a result of the Company's revised development strategy, the Company now expects to develop less than 40 facilities in fiscal 1999. The exact number will depend on the Company's evaluation of the sites under land option and financing availability.

The Company's development projects have generally involved entering into development agreements with third party owners, which are REITs (each, an "Owner"). A third party Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black-Box Structure".

For development projects utilizing the Black-Box Structure that were committed to prior to September 24, 1998, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. The Company has closed 52 development projects for which the Company holds the foregoing type of option.

The Company believes that in order to satisfy its current and future capital needs, it will be necessary to obtain: (i) access to working capital through the use of a line of credit or other means; (ii) working capital commitments from Operator/Lessees to fund losses during the initial operating period (approximately $1,000,000 per project) for sites under land options that the Company chooses to develop; (iii) development financing to fund the construction of assisted living facilities (approximately $5,000,000 per project) for sites under land options that the Company chooses to develop; and (iv) approximately $55 - $65 million through fiscal 2001 if the Company exercises its options to purchase the stock or assets of the Operator/Lessees for all projects developed under the Black Box structure through and including the anticipated fiscal 1999 development projects. Based on capital availability, the Company plans to continue to make option payments as required to Operator/Lessees and exercise its purchase option rights upon the achievement of stabilized occupancy.

By June 30, 1999, the Company expects to access cash using seven of its owned facilities as collateral. Approximately $15-$20 million is expected to be raised by entering into a sale/leaseback transaction with a REIT, a line of credit, or a combination thereof. The Company is currently pursuing other financing alternatives including private equity and debt financing, and possible asset divestitures, to fund the capital needs discussed above. The Company's capital needs are significantly in excess of existing financing arrangements. There can be no assurance that any additional financing needed to fund the Company's growth plans will be available.

Recent turmoil in capital markets has detrimentally affected the availability of development funding from REITs and forced the Company to substantially reduce its development activities. In addition, a recent revision to an accounting pronouncement, Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction ("EITF 97-10"), has affected the accounting treatment of transactions committed to after September 24, 1998 under the Company's typical Black-Box Structure discussed above. As a result of EITF 97-10, the Company is attempting to modify its Black-Box Structure on future development projects to achieve the same development fee revenue recognition treatment previously realized, or development fee revenue will be amortized over the related lease terms. These modifications have been difficult to negotiate and, coupled with the current capital market turmoil, could result in less favorable terms for the Company in future development projects.

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

The Company's lease arrangements are generally for initial terms of nine to 15 years with aggregate renewal terms ranging from 15 to 25 years and provide for contractually fixed rent plus additional rent, subject to certain limits. The additional rent is capped at 2% to 3% of the prior year's total rent and is based on either the annual increase in gross revenues of the facility or the increase in the consumer price index. The Company's lease arrangements generally contain an option to purchase the facility at its fair market value at the end of the initial lease term and each renewal term.


Operating Activities

Cash used by operations increased by $3,022,000 to $6,989,000 for the six months ended December 31, 1998 from cash used by operations of $3,967,000 for the six months ended December 31, 1997. The increase in the cash used was due to increases in accounts receivable, and prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities.

Investing and Financing Activities

Cash used for investing activities decreased by $19,465,000 to $2,845,000 for the six months ended December 31, 1998 from $22,310,000 for the six months ended December 31, 1997. Cash provided by financing activities decreased by $23,105,000 to $274,000 for the six months ended December 31, 1998 from $23,379,000 for the six months ended December 31, 1997. The decreases in cash provided by financing activities and cash used for investing activities from the 1997 quarter to the 1998 quarter was a result of the reduction of the Company's acquisition activities. During the six months ended December 31, 1998, the Company used the cash remaining from the Offering for general corporate purposes.

YEAR 2000 DISCLOSURE

Computer software and/or hardware that was designed to define the year with a two digit date field rather than a four digit field may fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company.

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

Phases. The committee has performed an inventory and risk assessment of the Company's internal operating systems, as well as an inventory of third party relationships and their impact on the Company. In response to requests, the committee has already received certification of year 2000 readiness from key hardware and software providers, including suppliers of critical data processing and financial systems. Internal testing of all critical electronic systems began in early 1999.

The committee will also oversee the testing of Non-IT Systems. The testing of these systems and the timeframe for completion are in the planning stages. For those non-critical systems, that cannot be readily tested, the Company will inquire of third party vendors as to the status of year 2000 compliance within these systems.

Material Third Parties. Based on the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships and its relationships with third party intermediaries for skilled nursing facility reimbursement under Medicare and Medicaid programs. The Company's third party reimbursement intermediaries have been proactive in testing for year 2000 compliance. Some intermediaries are requiring the submission of test billings that demonstrate year 2000 compatibility with their payment software. Where required, the Company completed these tests by December 31, 1998. The committee's inquiry and testing process to assure that the Company's financial institutions are year 2000 compliant is in the inquiry stage.

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

Risks and Contingency Plans. At this time the Company is unable to determine its most reasonably likely worst case scenarios as a result of year 2000 issues. The committee continues to analyze possible scenarios as part of its inventory and risk assessment process, and will develop and modify its contingency plans as more information becomes available. Based on the outcomes of inquiries and testing, the oversight committee is currently coordinating the preparation of contingency plans.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not have any investment securities subject to market risk as of, or during the six months ended, December 31, 1998.

      * Restated to include the current year acquisitions accounted for as poolings of interests.


                           PART II - OTHER INFORMATION

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K
                 (A)     Exhibits

                 Exhibit
                 Number                        Description
                 ------                        -----------

                  2.1        Asset Purchase Agreement among BCC of Wisconsin,
                                  Inc., the Company and Urquhart Company dated at of September 30, 1998 (filed herewith)

                 10.1        Form of License Agreement between BCC Investments
                                  Corp., Inc. and Smith/Packett Med-Com. Inc.
                                  (filed herewith)

                 10.2        Schedule to Form of License Agreement between BCC
                                  Investments Corp., Inc. and Smith/Packett
                                  Med-Com. Inc. (filed herewith)

                 27.1        Financial Data Schedule (filed herewith)


                 (B)    Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BALANCED CARE CORPORATION




Date: February 16, 1999                     By: /s/ CLINT T. FEGAN
                                                ------------------
                                            Clint T. Fegan
                                            Chief Financial Officer

                                  EXHIBIT INDEX

2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the Company and
           Urquhart Companies dated as of September 30, 1998 (filed herewith)

10.1     Form of License Agreement between BCC Investments Corp., Inc., Balanced
           Care Corporation and Smith/Packett Med-Com. Inc. (filed herewith)

10.2     Schedule to Form of License Agreement between BCC Investments Corp.,
           Inc., Balanced Care Corporation and Smith/Packett Med-Com. Inc. (filed herewith)

27.1     Financial Data Schedule (filed herewith)