Form 10-Q
period 1999-03-31
BALANCED CARE CORP
filed 1999-05-14
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

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

YES  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                OUTSTANDING AT MAY 12, 1999
              -----                                ---------------------------
  Common Stock, $.001 par value                             16,722,847

                            BALANCED CARE CORPORATION

                                TABLE OF CONTENTS

                                     PART I - FINANCIAL INFORMATION


ITEM 1:

     FINANCIAL STATEMENTS                                                                           Page
                                                                                                    ----

          Consolidated Balance Sheets as of March 31, 1999                                            3
               and June 30, 1998

          Consolidated Statements of Operations for the three months ended                            4
               March 31, 1999 and 1998

          Consolidated Statements of Operations for the nine months ended                             5
               March 31, 1999 and 1998

          Consolidated Statement of Stockholders' Equity for the nine months                          6
               ended March 31, 1999

          Consolidated Statements of Cash Flows for the nine months ended                             7
               March 31, 1999 and 1998

          Notes to Consolidated Financial Statements                                                  8

ITEM 2:

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                         13
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                  24
     MARKET RISK



                                      PART II - OTHER INFORMATION

ITEM 6:

     EXHIBITS AND REPORTS ON FORM 8-K                                                                25
     (A)      Exhibits
     (B)      Reports on Form 8-K

ITEM 1: FINANCIAL STATEMENTS

                            BALANCED CARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            March 31           June 30
                                                                                1999              1998
                                                                         (unaudited)
                                                                         -----------           -------
                         ASSETS
Current assets:
     Cash and cash equivalents                                              $ 15,132            15,481
     Accounts receivable  (net of allowance for doubtful
       accounts of $1,067 and $916, respectively)                             14,798            19,630
     Development contracts in process (net of allowance for losses)            6,893             2,534
     Prepaid expenses and other current assets                                 1,621             1,203
     Assets held for sale                                                         --             2,800
                                                                            --------          --------
               Total current assets                                           38,444            41,648

Restricted investments                                                         1,668             1,596
Property and equipment, net                                                   21,014            27,862
Goodwill, net                                                                 15,448            13,466
Other assets                                                                   7,011             1,400
                                                                            --------          --------
               Total assets                                                 $ 83,585            85,972
                                                                            ========          ========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Current portion of long-term debt                                      $    209               177
     Accounts payable                                                          6,057             7,982
     Accrued payroll                                                           2,160             2,243
     Accrued expenses                                                          5,884             4,864
                                                                            --------          --------
               Total current liabilities                                      14,310            15,266

Deferred income taxes                                                             --               638
Long-term debt, net of current portion                                         8,820             3,376
Straight-line lease liability                                                  2,934             3,053
Deferred revenues and other liabilities                                        1,518             1,780
                                                                            --------          --------
               Total liabilities                                              27,582            24,113
                                                                            --------          --------

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued and outstanding                                   --                --
     Common stock, $.001 par value - authorized - 50,000,000
        shares; issued and outstanding - 16,722,847 shares at
        March 31, 1999 and 16,695,343 shares at June 30, 1998                     17                17
     Additional paid-in capital                                               63,814            63,678
     Deficit                                                                  (7,828)           (1,836)
                                                                            --------          --------
               Total stockholders' equity                                     56,003            61,859
                                                                            --------          --------
               Total liabilities and stockholders' equity                   $ 83,585            85,972
                                                                            ========          ========


See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three months ended March 31
                                                                                  1999              1998
                                                                           (unaudited)       (unaudited)
                                                                           -----------       -----------
Revenues:
     Patient services                                                         $ 10,993            14,848
     Resident services                                                           5,000             5,202
     Development fees                                                              258             4,162
     Management fees                                                               354               877
     Other revenues                                                                132               197
                                                                              --------          --------
          Total revenues                                                        16,737            25,286
                                                                              --------          --------

Operating expenses:
     Facility operating expenses:
          Salaries, wages and benefits                                           7,820             8,753
          Other operating expenses                                               5,163             8,584
     Development, general and administrative expense                             3,143             3,042
     Provision for losses under shortfall funding agreements (note 9)            1,400                --
     Provision for losses under severance agreements (note 8)                      600                --
     Lease expense                                                               2,581             2,258
     Depreciation and amortization expense                                         570               538
                                                                              --------          --------
          Total operating expenses                                              21,277            23,175
                                                                              --------          --------
     Income (loss) from operations:                                             (4,540)            2,111
Other income (expense):
          Interest and other income                                                154               235
          Interest expense                                                        (127)             (727)
          Loss on sale of assets (note 6)                                         (102)               --
                                                                              --------          --------
     Income (loss) before income taxes                                          (4,615)            1,619
Provision for income taxes (benefit)                                            (1,846)              272
                                                                              --------          --------
     Net income (loss)                                                        $ (2,769)            1,347
                                                                              ========          ========

Basic earnings (loss) per share                                               $  (0.17)             0.11
                                                                              ========          ========
Diluted earnings (loss) per share                                             $  (0.17)             0.10
                                                                              ========          ========
Weighted average shares - basic                                                 16,722            12,554
                                                                              ========          ========
Weighted average shares - diluted                                               16,722            13,897
                                                                              ========          ========


See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  Nine months ended March 31
                                                                                      1999              1998
                                                                               (unaudited)       (unaudited)
                                                                               -----------       -----------
Revenues:
     Patient services                                                             $ 35,615            43,999
     Resident services                                                              16,517            12,769
     Development fees                                                                5,932             7,724
     Management fees                                                                   960               898
     Other revenues                                                                    266               289
                                                                                  --------          --------
          Total revenues                                                            59,290            65,679
                                                                                  --------          --------

Operating expenses:
     Facility operating expenses:
          Salaries, wages and benefits                                              24,457            23,438
          Other operating expenses                                                  16,696            24,713
     Development, general and administrative expense                                10,103             8,664
     Provision for losses on termination of development projects (note 7)            2,400                --
     Provision for losses under shortfall funding agreements (note 9)                3,760                --
     Provision for losses under severance agreements (note 8)                          600                --
     Lease expense                                                                   7,377             7,162
     Depreciation and amortization expense                                           1,613             1,543
                                                                                  --------          --------
          Total operating expenses                                                  67,006            65,520
                                                                                  --------          --------
     Income (loss) from operations:                                                 (7,716)              159
Other income (expense):
          Interest and other income                                                    633               410
          Interest expense                                                            (345)           (1,579)
          Gain (loss) on sale of assets                                               (302)            2,858
                                                                                  --------          --------
     Income (loss) before income taxes                                              (7,730)            1,848
Provision for income taxes (benefit)                                                (1,738)              309
                                                                                  --------          --------
     Net income (loss)                                                            $ (5,992)            1,539
                                                                                  ========          ========

Basic earnings (loss) per share                                                   $  (0.36)             0.16
                                                                                  ========          ========
Diluted earnings (loss) per share                                                 $  (0.36)             0.14
                                                                                  ========          ========
Weighted average shares - basic                                                     16,709             9,929
                                                                                  ========          ========
Weighted average shares - diluted                                                   16,709            11,187
                                                                                  ========          ========


See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                            COMMON STOCK
                                     -------------------------          ADDTL.
                                      ISSUED            PAR            PAID-IN
                                      SHARES           VALUE           CAPITAL           DEFICIT           TOTAL
                                      ------           -----           -------           -------           -----

Balance at June 30, 1998               16,695         $     17         $ 63,678         $ (1,836)         $ 61,859

Exercise of options                        28               --              136               --               136

Net loss                                   --               --               --           (5,992)           (5,992)
                                       ------         --------         --------         --------          --------

Balance at December 31, 1998           16,723         $     17         $ 63,814         $ (7,828)         $ 56,003
                                       ======         ========         ========         ========          ========




See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               Nine months ended March 31
                                                                                   1999              1998
                                                                            (unaudited)       (unaudited)
                                                                            -----------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                              $ (5,992)         $  1,539
Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                1,613             1,543
     Deferred income taxes                                                       (1,833)              274
     Loss (gain) on sale of assets                                                  302            (2,858)
     Changes in operating assets and liabilities, excluding
          effects of acquisitions:
          (Increase) decrease in receivables, net                                 4,854            (8,541)
          (Increase) decrease in development contracts in process, net           (4,359)              436
          Increase in prepaid expenses and other current assets                    (406)             (440)
          Increase in accounts payable, accrued payroll and
             accrued expenses                                                       608               858
                                                                               --------          --------
               Net cash used for operating activities                            (5,213)           (7,189)
                                                                               --------          --------
Cash Flows from Investing Activities:
     Proceeds from sale of assets                                                11,630             7,029
     Purchases of property and equipment                                         (3,154)           (2,402)
     Increase in restricted investments                                             (72)              (50)
     Increase in deferred financing costs                                            --            (1,108)
     Increase in other assets                                                    (4,416)              686
     Business acquisitions (note 11)                                             (4,355)          (30,678)
                                                                               --------          --------
               Net cash used for investing activities                              (367)          (26,523)
                                                                               --------          --------
Cash Flows from Financing Activities:
     Proceeds from issuance of long-term debt                                     5,682               174
     Payments on long-term debt                                                    (206)             (111)
     Proceeds from issuance of common stock                                         136            46,356
     Issuance of notes payable                                                       --            29,675
     Payments on notes payable                                                       --           (29,675)
     Decrease in other liabilities                                                 (381)             (304)
                                                                               --------          --------
               Net cash provided by financing activities                          5,231            46,115
                                                                               --------          --------
     Decrease in cash and cash equivalents                                         (349)           12,403
     Cash and cash equivalents at beginning of period                            15,481             7,908
                                                                               --------          --------
Cash and cash equivalents at end of period                                     $ 15,132          $ 20,311
                                                                               ========          ========

Supplemental Cash Flow Information:
     Cash paid during the period for interest                                  $    345          $  1,576
                                                                               ========          ========
     Cash paid during the period for income taxes                              $     86          $     85
                                                                               ========          ========
Supplemental Non-cash Investing and Financing Activities:
     Assets and lease obligations capitalized                                  $     --          $    238
                                                                               ========          ========
     Accretion of preferred B stock                                            $     --          $  1,253
                                                                               ========          ========
     Acquisitions:
             Fair value of assets acquired                                     $ (4,377)         $(30,821)
             Liabilities assumed                                                     22               143
                                                                               --------          --------
              Consideration paid for acquisitions                              $ (4,355)         $(30,678)
                                                                               ========          ========

See accompanying notes to consolidated financial statements.

                            BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Organization and Background

         Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged in the operation, development and acquisition of assisted living facilities and selective acquisitions of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing. As of March 31, 1999, the Company owned, leased or managed 53 assisted and independent living communities and 13 skilled nursing facilities. Also at March 31, 1999, the Company had 21 assisted living communities under construction.

(b)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         The financial statements as of and for the three and nine month periods ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1998 as contained in the Company's annual report on Form 10-K.

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

3.       INCOME STATEMENT

         Pursuant to Section 11(a) of the Securities Act of 1933 (the "Act") and Rule 158 thereunder, the information contained herein, and similar statement of income information contained in the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, Annual Report on Form 10-K for the year ended June 30, 1998, Quarterly Report on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998 collectively satisfies the "earning statement" requirement of Section 11(a) under the Act and Rule 158 thereunder.

4.       PRO FORMA RESULTS OF OPERATIONS

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Heavenly Health Care, Inc. d/b/a Joe Clark Residential Care Homes in August 1997, Feltrop's Personal Care Home and Butler Senior Care in October 1997, Triangle Retirement Services, Inc. d/b/a Northridge Retirement Center in December 1997, Gethsemane Affiliates in January 1998, Potomac Point in June 1998 and Extended Care Operators of Harrisburg, LLC d/b/a Harrisburg Outlook Pointe in March 1999. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):


                                                         NINE MONTHS ENDED
                                                              MARCH 31
                                                     --------------------------
                                                       1999             1998
                                                       ----             ----
Revenue ....................................         $ 60,071          $ 70,159
Expense ....................................          (66,233)          (68,995)
                                                     --------          --------
Net income (loss) ..........................         $ (6,162)         $  1,164
                                                     ========          ========
Net income (loss) per common share - diluted         $  (0.37)         $   0.10
                                                     ========          ========

         The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1998 and 1997. In addition, they are not intended to be a projection of future results of operations.

5.       ASSETS HELD FOR SALE

         In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale resulted in a loss of $200,000 in the period ended December 31, 1998.

6.       SALE/LEASE-BACK

         In March 1999, the Company completed the sale and subsequent leaseback of two of its facilities in Bloomsburg and Saxonburg, Pennsylvania with an unrelated third party (the "Purchaser"). The net proceeds from the sale of the two facilities was $8,901,000, which was paid to the Company in cash. In connection with the sale, the Company entered into "triple net leases" with the Purchaser to lease the facilities, under which the Company is responsible for all expenses incurred in the use and maintenance of the buildings including property taxes and insurance. The leases have an initial term of 15 years, with three renewal terms: two for five years and one for four years, 11 months. The annual lease rate is 10.25%. The sale to Purchaser resulted in a loss of $102,000.

7.       PROVISION FOR TERMINATION OF DEVELOPMENT PROJECTS

         As discussed in the prior quarterly report, the Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from real estate investment trusts ("REITs") and other lenders. More specifically, the availability of REIT financing has become substantially limited for new assisted living construction. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees has become increasingly difficult due to accounting pronouncements and guidance issued by the Emerging Issues Task Force ("EITF") and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) has increased due to its extensive use of operating leases to finance the construction of its Outlook Pointe(R) signature series assisted living facilities.

         As a direct result of the foregoing, in the quarter ended December 31, 1998, the Company was not able to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. In recognition of the aforementioned events and circumstances occurring in the second fiscal quarter, the Company: (i) concluded that development fees on new projects scheduled to close in the second fiscal quarter did not qualify for income recognition under contract terms considered acceptable by management; (ii) decided to emphasize the focus of management's efforts on the operations of existing facilities and facilities which are now under construction; (iii) decided to substantially reduce its development activities with respect to new sites and projects; and (iv) recorded a provision for losses on termination of development projects of $2,400,000. This provision is based on management's evaluation of capitalized costs, including land option payments, on various projects that are not now consistent with the Company's future plans.

8.       PROVISION FOR SEVERANCE

         Due to the downscaling of development activities related to the Company's Outlook Pointe(R) signature series assisted living facilities discussed above, management adopted a corporate restructuring plan affecting certain departments and staff positions. This restructuring plan, which was enacted in February 1999 resulted in a one-time charge of approximately $600,000 in the Company's third fiscal quarter ended March 31, 1999, representing the estimated costs of employee terminations and related costs.

9.       WORKING CAPITAL SHORTFALL OBLIGATIONS

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

         During the three and nine months ended March 31, 1999, the Company recorded losses of $1,400,000 and $3,760,000, respectively, related to its obligations under the shortfall funding agreements to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against receivables on advances to Operator/Lessees. The Company records its losses on shortfall funding agreements using the "modified equity accounting" approach. Under this approach, the operating losses of the Operator/Lessees are allocated first to the capital of the investors, and the losses in excess of such capital are allocated to the Company to the extent of the Company's commitment under the shortfall funding agreement.

10.      BUSINESS ACQUISITIONS

         In March 1999, the Company purchased the equity interests of Extended Care Operators of Harrisburg, LLC d/b/a Outlook Pointe at Harrisburg, a 57-bed assisted living facility located in Harrisburg, Pennsylvania, for net cash of approximately $516,000 including transaction costs. This facility was previously developed and managed by the Company. The acquisition has been accounted for using the purchase method of accounting and the related lease acquisition costs of approximately $436,000 is being amortized over the estimated term of the lease.

11.      BUSINESS ACQUISITIONS - STATEMENT OF CASH FLOWS

         The $4,355,000 cash used for business acquisitions in the statement of cash flows for the nine months ended March 31, 1999 consists of the following:

                                  DATE OF                                 DATE RECORDED       DATE
        ACQUISITIONS            ACQUISITION          DESCRIPTION           AS GOODWILL        PAID         AMOUNT
        ------------            -----------          -----------           -----------        ----         ------

Gethsemane Affiliates              1/98        Contingent purchase              3/98           7/98       $ 1,200,000
                                               price payment
Butler Senior Care                 10/97       Contingent purchase              6/98           7/98           372,000
                                               price payment
Potomac Point                      6/98        Additional transaction           9/98           9/98            45,000
                                               costs
Butler Senior Care                 10/97       Contingent purchase              1/99         2/99 &         2,222,000
                                               price payment                                   3/99
Outlook Pointe at                  3/99        Purchase price payment           3/99           3/99           516,000
Harrisburg Leasehold                                                                                      -----------

Interest                                                                                                  $ 4,355,000
                                                                                                          ===========

12.      EARNINGS PER SHARE

         Earnings (loss) per share ("EPS") is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). For the three and nine month periods ended March 31, 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.

         A reconciliation of the weighted average shares used in the computation of earnings per share follows (in thousands):

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               MARCH 31,                             MARCH 31,
                                                          1999              1998              1999              1998
                                                          ----              ----              ----              ----

Weighted average common shares outstanding               16,722            12,554            16,709             9,929

Stock options and warrants computed using the
     Treasury stock method                                   --             1,343                --             1,258
                                                         ------            ------            ------            ------

Shares used for diluted EPS                              16,722            13,897            16,709            11,187
                                                         ======            ======            ======            ======

13.      CREDIT FACILITY/SUBSEQUENT EVENT

         In April 1999, the Company entered into a $15 million revolving line of credit (the "Line of Credit"), which will be used for working capital and other general corporate purposes. The Line of Credit is secured by the real estate of five of the Company's owned assisted living facilities, four located in Pennsylvania and one located in North Carolina and the eligible accounts receivable of 10 of the Company's skilled nursing facilities located in Missouri. The Line of Credit is for a term of three years, and outstanding borrowings will bear interest at a rate per annum of prime plus 2.75%.

         The Company made an initial draw in the amount of $5,225,000 under the Line of Credit and used the proceeds to repay all of the outstanding principal and interest due under an interim $5 million bridge loan consummated with the Line of Credit lender in March 1999. The bridge loan was evidenced by a 60-day secured term note that accrued interest at a floating rate per annum equal to prime plus 4%. The bridge loan was secured by real estate of four of the Company's owned assisted living facilities and the eligible accounts receivable of 12 of the Company's skilled nursing facilities. The Company has no outstanding obligations under the bridge loan.

         In a separate transaction effective as of April 30, 1999, the Company completed the acquisition of the equity interests of the Operator/Lessees for two of its managed assisted living operations in Mountain Home and Sherwood, Arkansas. As a result of this transaction, the Company transitioned from manager to Operator/Lessee for these assisted living operations. The purchase price for the equity interests of Mountain Home and Sherwood was approximately $748,000 and $920,000, respectively. A portion of the purchase price (the "Working Capital Component") was financed by the REIT that owns and leases the Arkansas facilities. The Working Capital Component for Mountain Home and Sherwood was approximately $742,000 and $565,000, respectively. Under the financing arrangement, the lease base for each facility was increased by the respective amount of the Working Capital Component. The Company will recognize approximately $172,000 of lease acquisition costs from this transaction.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses the Company's results of operations on a historical basis for the three and nine month periods ended March 31, 1999 and 1998, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

         The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at March 31, 1999 and 1998:

                                                                      MARCH 31,
                                   ---------------------------------------------------------------------------------
                                                    1999                                      1998
                                   ---------------------------------------    --------------------------------------
                                         Owned  Leased    Managed    Total      Owned    Leased    Managed   Total
Developed Assisted Living Facilities       --       2         29      31           --        1          9      10
Acquired Assisted Living Facilities         5      13         --      18           13       11         --      24
Skilled Nursing Facilities                  2      11         --      13            3       10         --      13
Independent Living Facilities              --       4         --       4           --        4         --       4
                                          ---     ---        ---     ---          ---      ---        ---     ---
                                            7      30         29      66           16       26          9      51
                                          ===     ===        ===     ===          ===      ===        ===     ===

         In December 1998, the Company sold its seven owned assisted living facilities in Wisconsin, which had been carried as an asset held for sale since June 30, 1997. As of March 31, 1999, the Company has operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia, North Carolina, Tennessee and West Virginia. These operating facilities have a capacity for 3,028 assisted living residents, 1,294 skilled nursing patients and 117 independent living residents. The Company also operates a home health care agency in Missouri and rehabilitation therapy operations in Pennsylvania and Arkansas.

         In addition to the 31 Outlook Pointe(R) signature series assisted living facilities opened as of March 31, 1999, the Company has signed agreements to develop and manage an additional 21 assisted living facilities currently under construction (excluding 2 previously reported projects for which the construction has been temporarily postponed), which are scheduled to open through December 1999. In addition to increasing the depth of the Company's operations in existing states, the construction will add operations in Indiana, Florida, and Maryland. At March 31, 1999, the Company had land options to acquire an additional 22 sites after terminating or allowing 15 land options to expire during the third quarter. The land options generally give the Company, or its assignee, the right to purchase the land at an agreed-upon price for a specified period of time in exchange for option payments. In general, the option payments are credited towards the purchase price if the option is exercised. A portion of the option payments (usually $15-$30,000 or less) may be non-refundable if the option is not exercised. In general, the land options may be assigned by the Company to a third party without the land owners' consent. (See "Liquidity and Capital Resources.") Of the remaining 22 land options under control by the Company, the Company intends to pursue financing on acceptable terms to complete the projects or selectively divest the projects to third parties.

         The Company generates revenues from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care, home health, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents. Resident services include all revenues earned from services provided to assisted living facility residents except revenues for therapies and home health care services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for REITs and other owners or lessees. As the Company implements its business plan, management believes that the mix of the Company's revenues will continue to change and that revenues from assisted living resident services will increase as a percentage of total revenues.

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

CENSUS TRENDS

         Operationally, the Company has begun to see the results of the Company's emphasis on operations and marketing implemented in February 1999. During the quarter, the Company improved its average quarterly census absorption rate at the Outlook Pointe(R) signature series assisted living communities from
6.28 residents per building for the September 30, 1998, quarter to 8.89 residents per building for the December 31, 1998 quarter, to 10.75 residents per building for the March 31, 1999 quarter. We attribute this improvement to the Company's increased investment in marketing, a new professionally trained and managed sales team, and a focused community outreach initiative over the past 6 months. We believe the positive effects of the marketing and sales training program and the refined positioning of the product in the marketplace will continue to increase the Company's average quarterly census absorption rate.

CHARGES TO OPERATIONS

         Due to the downscaling of development activity of the Company's Outlook Pointe(R) signature series assisted living facilities (as reported in the second fiscal quarter), management adopted a corporate restructuring plan affecting certain departments and staff positions. This restructuring plan, which was enacted in February 1999, resulted in a one-time charge of approximately $600,000 in the Company's third fiscal quarter, representing the estimated costs of employee terminations and related costs to exit these activities. The Company expects this plan to reduce development, general and administrative expenses by approximately $2,000,000 annually. The cost savings will be partially offset by incremental increases in development, general and administrative expenses related to the Company's increased investment in marketing and regional operating positions.

         Of the 52 Outlook Pointe(R) signature series assisted living facilities under construction, managed or leased by the Company at March 31, 1999 (21 under construction and 31 opened ), the Company estimates it may be required to make future working capital shortfall contributions in connection with 26 managed projects. In addition to the $1,400,000 of shortfall contributions incurred during the third fiscal quarter and the $3,760,000 of cumulative shortfalls funded through March 31, 1999, the Company estimates that it may be required to fund an additional $4 million of shortfall contributions through June 30, 2000 (a reduction from the $8 to $12 million total previously estimated in the second fiscal quarter report). This estimate is based on the conservative assumption that the ramp-up timetable experienced with initial projects will continue on all projects currently open and under construction. The additional working capital needs relate primarily to projects that closed on construction financing on or before March 31, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    MARCH 31,                         MARCH 31,
                                                           ----------------------------       ---------------------
STATEMENT OF OPERATIONS DATA:                                   1999           1998             1999           1998
                                                                ----           ----             ----           ----
Patient services                                                65.7%           58.7%           60.1%           67.0%
Resident services                                               29.9            20.6            27.9            19.4
Development fees                                                 1.5            16.4            10.0            11.8
Management fees                                                  2.1             3.5             1.6             1.4
Other                                                            0.8             0.8             0.4             0.4
                                                               -----           -----           -----           -----
Total revenue                                                  100.0           100.0           100.0           100.0
Operating expenses:
     Facility operating expenses                                77.6            68.6            69.4            73.3
     Development, general and administrative expense            18.8            12.0            17.1            13.2
     Charge for termination of development projects               --              --             4.1              --
     Charges under shortfall funding agreements                  8.3              --             6.3              --
     Charges for severance losses                                3.6              --             1.0              --
     Lease expense                                              15.4             8.9            12.4            10.9
     Depreciation and amortization expense                       3.4             2.1             2.7             2.4
                                                               -----           -----           -----           -----
Income (loss) from operations                                  (27.1)            8.4           (13.0)             .2
Other income (expense)                                          (0.4)           (2.0)             --             2.6
                                                               -----           -----           -----           -----
Income (loss) before income taxes                              (27.5)            6.4           (13.0)            2.8
Provision for income taxes (benefit)                           (11.0)            1.1            (2.9)            0.5
                                                               -----           -----           -----           -----
Net income (loss)                                              (16.5)            5.3           (10.1)            2.3
                                                               =====           =====           =====           =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Total Revenue. Total revenue for the three months ended March 31, 1999 decreased by $8,549,000 to $16,737,000 compared to $25,286,000 for the three months ended March 31, 1998. This decrease is primarily attributable to: (i) decreased patient service revenues of $3,855,000 resulting from a combination of the new Medicare reimbursement methodology and rates, the Prospective Payment System ("PPS") and a lower census at many of the Company's skilled nursing facilities; and (ii) a $3,904,000 decrease in development fees due to the Company's decision to reduce its development activities. Patient services comprised 66% and 59% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

         Operating Expenses. Total operating expenses decreased by $1,898,000 to $21,277,000 for the three months ended March 31, 1999 from $23,175,000 for the three months ended March 31, 1998. This decrease is primarily attributable to:
(i) decreased operating expenses of $3,386,000 at the Company's skilled nursing facilities as a result of cost reduction efforts primarily in the area of therapy delivery; (ii) decreased expenses of $682,000 at the Company's managed facilities primarily due to a change in accounting procedures relating to the recognition of expenses for pass-through costs; and (iii) decreased expenses of $633,000 related to the sale of the Wisconsin assisted living facilities in the December 31, 1998 quarter. These decreases were partially offset by: (i) the previously discussed provision for losses under the shortfall funding agreements of $1,400,000 and the provision for severance losses of $600,000; (ii) increased facility operating expenses of $378,000 from facilities acquired subsequent to the three months ended March 31, 1998; and (iii) rent increases of $323,000.

         Facility operating expenses for the three months ended March 31, 1999 decreased by $4,354,000 to $12,983,000 from $17,337,000 for the three months ended March 31, 1998. This decrease is primarily attributable to: (i) a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in cost reductions of approximately $3,406,000, primarily in the area of therapy delivery; (ii) The previously discussed change in accounting procedures relating to the recognition of expenses for pass-through costs which resulted in a decrease of $784,000;

and (iii) the sale of the Wisconsin assisted living facilities in the December 1998 quarter. The decrease was partially offset by the increase to facility expenses of $424,000 from facilities acquired subsequent to the three months ended March 31, 1998. As a percentage of total revenue, facility operating expenses were 77.6% for the three months ended March 31, 1999, and 68.6% for the three months ended March 31, 1998. This percentage increase was due to the lower revenue base.

         Development, general and administrative expenses increased by $101,000 to $3,143,000 for the three months ended March 31, 1999 from $3,042,000 for the three months ended March 31, 1998. As a percentage of total revenue, these expenses increased to 18.8% for the three months ended March 31, 1999 from 12.0% for the three months ended March 31, 1998. The increase in expense was attributable to the Company's facility growth. The disproportionate increase in the expense as a percentage of revenue was due to the lower revenue base.

         Information concerning the provision for losses under shortfall funding agreements of $1,400,000 and the provision for severance losses of $600,000 during the three months ended March 31, 1999 are discussed above under the heading "Charges to Operations".

         Lease expense increased to $2,581,000 for the three months ended March 31, 1999 from $2,258,000 for the three months ended March 31, 1998, an increase of $323,000. This increase was primarily the result of additional lease expense from facilities acquired subsequent to March 31, 1998 and as a result of additional rent provisions in the Company's leases. As a percentage of total revenue, these expenses totaled 15.4% for the three months ended March 31, 1999 and 8.9% for the three months ended March 31, 1998.

         Depreciation and amortization increased by $32,000 to $570,000 for the three months ended March 31, 1999 from $538,000 for the three months ended March 31, 1998. This increase resulted from depreciation and amortization related to the purchase of fixed assets for managed communities in the development stage of $80,000. This increase was offset by depreciation and amortization of $61,000 related to the sale of the Wisconsin assisted living facilities, which were sold in the December 1998 quarter.

         Other Income (Expense). Interest and other income for the three months ended March 31, 1999 decreased by $81,000 to $154,000 from $235,000 in the three months ended March 31, 1998. Interest expense for the three months ended March 31, 1999 decreased by $600,000 to $127,000 from $727,000 for the three months ended March 31, 1998. This was primarily due to the repayment of debt with proceeds of the Offering in February 1998.

         In March 1999, the Company sold and subsequently leased all the fixed assets including land and buildings of two of its facilities: a skilled nursing facility located in Bloomsburg, Pennsylvania and an assisted living facility located in Saxonburg, Pennsylvania for net proceeds of approximately $8,901,000. The sale leaseback resulted in a loss of $102,000 in the three months ended March 1999.

         Provision for Income Taxes (Benefit). Income tax benefit of $1,846,000 for the three months ended March 31, 1999 is the result of the Company's estimated fiscal 1999 tax position. Income tax expense of $272,000 for the March 31, 1998 quarter was based on the Company's estimated tax rate of 16% for the 1998 fiscal year.

         Net Income (Loss). The Company's net loss of ($2,769,000) for the three months ended March 31, 1999 from net income of $1,347,000 for the three months ended March 31, 1998, is a decrease of

$4,116,000. This decrease was the result of: (i) decreased profitability from development fees of $3,975,000; (ii) the provision for losses under shortfall funding agreements of $1,400,000 and the provision for losses from severance agreements of $600,000; and (iii) reduced profitability in the Company's skilled nursing facilities of approximately $315,000, primarily due to the implementation of PPS and a lower census. These amounts were partially offset by decreased income taxes of $2,118,000.

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

         The Company is also evaluating the impact of the recent report issued by the United States General Accounting Office in April, 1999 entitled "Assisted Living Quality-of-Care and Consumer Protection Issues in Four States" (the "GAO Report") on its methods of delivery. Generally, the GAO Report found that assisted living facilities do not routinely provide prospective residents with key information they need so they can compare what several facilities offer and determine whether a facility is appropriate for their needs. The GAO Report also found that some assisted living residents are encountering quality of care and consumer protection problems. Due to the recent nature of the GAO Report, the Company cannot predict the impact on its methods of delivery. On a forward going basis, the Company will continue to evaluate the issues raised by the GAO Report and will take what actions, if any, are required to provide adequate quality of care and consumer protections to its residents.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1998

         Total Revenue. Total revenue for the nine months ended March 31, 1999 decreased by $6,389,000 to $59,290,000 compared to $65,679,000 for the nine months ended March 31, 1998. This decrease was the result of: (i) decrease in patient service revenues of $8,384,000, which was primarily the result of PPS and a lower census at the Company's skilled nursing facilities, offset by a $1,478,000 increase due to a skilled nursing facility acquisition on January 1, 1998; and (ii) decreased development fees of $1,792,000 related to the Company's decision to reduce development activities. These decreases were partially offset by additional resident service revenues of $3,748,000, primarily from facilities acquired during, or subsequent to, the nine months ended March 31, 1998. Patient services comprised 60% and 67% of total revenues for the nine months ended March 31, 1999 and 1998, respectively. The decrease in this percentage of total revenues was due to the Company's implementation of its business plan which focuses on assisted living development and operations, and the aforementioned decrease due to PPS.

         Operating Expenses. Total operating expenses increased by $1,486,000 to $67,006,000 for the nine months ended March 31, 1999 from $65,520,000 for the nine months ended March 31, 1998. This increase was primarily attributable to:
(i) increased expenses of $4,966,000 at facilities acquired during or after the nine months ended March 31, 1998; (ii) a $1,439,000 increase in development, general and administrative expenses; (iii) the provision for losses on termination of development projects of $2,400,000; (iv) the provision for losses under shortfall funding agreements of $3,760,000; (v) the $600,000 provision for severance losses; and (vi) a $473,000 increase in operating expenses related to volume increases at the Company's rehabilitation therapy operations in Pennsylvania and Arkansas. These increases were partially offset by: (i) decreased operating expenses of $9,376,000 at the Company's skilled nursing facilities as a result of cost reduction efforts primarily in the area of therapy delivery; (ii) decreased operating expenses of $2,249,000 at newly developed assisted living facilities that were leased during the three months ended December 31, 1997, but managed effective January 1, 1998 as a result of the sale of the leasehold interests to an independent Operator/Lessee and (iii) a decrease in operating expenses of $541,000 for leased assisted living operations primarily as the result of the divestiture of the Wisconsin facilities in the December 1998 quarter.

         Facility operating expenses for the nine months ended March 31, 1999 decreased by $6,998,000 to $41,153,000 from $48,151,000 for the nine months ended March 31, 1998. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in a reduction in costs of approximately $9,420,000, primarily in the area of therapy delivery. Facility operating expenses also decreased by approximately $1,770,000 at newly developed assisted living facilities that were leased until December 31, 1997, but managed subsequent to that date, as a result of the Company's sale of the leasehold interests to an Operator/Lessee on January 1, 1998. These cost savings were offset by increased costs of $4,280,000 at new assisted living facilities which were acquired during, or after, the December 1997 quarter. As a percentage of total revenue, facility operating expenses were 69.4% for the nine months ended March 31, 1999, and 73.3% for the nine months ended March 31, 1998.

         Development, general and administrative expenses increased by $1,439,000 to $10,103,000 for the nine months ended March 31, 1999 from $8,664,000 for the nine months ended March 31, 1998. As a percentage of total revenue, these expenses increased to 17.1% for the nine months ended March 31, 1999 from 13.2% for the nine months ended March 31, 1998. The increase was attributable to the growth in the number of facilities owned, leased or managed.

         Information concerning the provision for losses on termination of development projects of $2,400,000, the provision for losses under shortfall funding agreements of $3,760,000 and the provision for severance losses of $600,000 for the nine months ended March 31, 1999 are discussed above under the heading "Charges to Operations".

         Lease expense increased by $215,000 to $7,377,000 for the nine months ended March 31, 1999 from $7,162,000 for the nine months ended March 31, 1998. This increase was primarily the result of rents at newly opened and acquired facilities and rental increases under lease agreements at existing facilities. As a percentage of total revenue, these expenses totaled 12.4% for the nine months ended March 31, 1999 and 10.9% for the nine months ended March 31,1998.

         Depreciation and amortization increased by $70,000 to $1,613,000 for the nine months ended March 31, 1999 from $1,543,000 for the nine months ended March 31, 1998. The increase resulted from depreciation and amortization taken on assets acquired during, and after, the three months ended December 31, 1997, offset by the decrease as a result of the sale of the Wisconsin facilities in the quarter ended December 1997.

         Other Income (Expense). Interest and other income for the nine months ended March 31, 1999 increased by $223,000 to $633,000 from $410,000 in the nine months ended March 31, 1998. The increase is primarily attributable to the higher level of invested funds from the proceeds of the Offering in February 1998. Interest expense for the nine months ended March 31, 1999 decreased by $1,234,000 to $345,000 from $1,579,000 for the nine months ended March 31, 1998.
This was primarily due to the repayment of $29,675,000 in bridge financing borrowed for the purchase of six assisted living facilities and one nursing home between October 1997 and January 1998, and the repayment of $5,019,000 in debt on the Company's Wisconsin assisted living facilities in June 1998. Both loans were repaid from proceeds of the Offering in February 1998.

         In March 1999, the Company sold all the fixed assets including land and buildings of two of its facilities: a skilled nursing facility in Bloomsburg, Pennsylvania and an assisted living facility located in Saxonburg, Pennsylvania for net proceeds of approximately $8,901,000 under a sale/leaseback transaction. In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale of the above assets resulted in a loss of $302,000 in the nine months ended March 31, 1999. In October 1997 the Company sold the inventory, furniture and equipment, certain prepaid assets and the operations of a pharmacy for approximately $4,700,000, net of transaction costs. This resulted in a gain of $2,858,000 during the nine months ended March 31, 1998.

         Provision for Income Taxes. Income tax benefit of $1,738,000 for the nine months ended March 31, 1999 is the result of the Company's estimated fiscal 1999 tax position. Income tax expense of $309,000 for the nine months ended March 31, 1998 was based on the Company's estimated tax rate of 16% for the 1998 fiscal year.

         Net Income (Loss). The Company's net loss of $(5,992,000) for the nine months ended March 31, 1999 from a net income of $1,539,000 for the nine months ended March 31, 1998, is a decrease of $7,531,000. This decrease in net income resulted primarily from: (i) decreased gain on sale of assets of $3,160,000;
(ii) the provision for losses on termination of development projects, under shortfall funding arrangements and severance provision of $6,760,000, (iii) reduced profitability in the Company's skilled nursing facilities of approximately $3,164,000, primarily due to the implementation of PPS and a lower census; and (iv) reduced profitability from development activities of $3,219,000. These amounts were partially offset by (i) the contribution of $2,048,000 from the leased assisted living facilities; (ii) the reduction in start up losses and increased management fees of $1,903,000 at assisted living facilities where the Company manages or has sold the leasehold interests to an independent Operator/Lessee on January 1, 1998; and (iii) reduced income taxes of $2,047,000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         In March 1999, the Company received approximately $9 million in cash through the sale/leaseback of two of its owned facilities located in Bloomsburg and Saxonburg, Pennsylvania with an independent third party (the "Sale/Leaseback Transaction") under a fifteen-year lease agreement at an annual lease rate of 10.25%.

         Also in March 1999, the Company secured a $5 million bridge loan from a financing company to support working capital needs while the Sale/Leaseback Transaction was being negotiated and until a permanent credit facility could be obtained. The bridge loan was secured by real estate of four of the Company's owned assisted living facilities and the accounts receivable of 12 of the Company's skilled nursing facilities. The bridge loan was evidenced by a 60-day secured term note with interest accruing at a floating rate per annum equal to prime plus 4%. This bridge loan was repaid in full subsequent to the quarter-end with the proceeds obtained from the first draw on the Company's Line of Credit as discussed below.

         In April, 1999, the Company entered into a $15 million revolving Line of Credit. The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc. and Balanced Care at North Ridge, Inc. (collectively, the "Real Estate Borrowers")) and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities. The Line of Credit is for a term of three years, and outstanding borrowings will bear interest at a rate per

         The primary component of the borrowing base for the Line of Credit that the Company intends to utilize consists of 80% of the product of 8.0 times EBITDA of the Real Estate Borrowers, which was approximately $8.5 million at March 31, 1999. Under the Line of Credit, the Company has the ability to add seven of its wholly-owned subsidiaries to the current Real Estate Borrowers, and to pledge their respective leasehold interests in the facilities they operate as additional collateral. The foregoing is contingent upon the Company successfully negotiating an intercreditor agreement with the facilities' owner and first lien holder. The Company is attempting to obtain the intercreditor agreement to increase the borrowing base.

         The Company has opened 31 of its Outlook Pointe(R) signature series assisted living facilities as of March 31, 1999. In addition, the Company had 21 Outlook Pointe(R) signature series assisted living facilities under construction and 22 sites under land options. As previously discussed, the Company has stopped seeking additional sites for Outlook Pointe(R) facilities. The Company has adequate financing to complete construction on the 21 facilities under construction at March 31, 1999. These facilities are expected to open by December 31, 1999. With respect to the 22 sites under land option, the Company is continuing to evaluate each site to determine its strategic benefit to the Company's focus on clustering new projects. Those projects that meet these criteria will be purchased under the land options and developed when, and if, financing can be obtained under suitable terms. The land options for those projects that do not meet the Company's long term objectives will be assigned or left to expire. During the third fiscal quarter, the Company either terminated, or allowed the expiration of, the land options on 15 previously secured sites. The Company's costs associated with these cancelled land options are reflected in the provisions for estimated losses on development projects. The Company had previously disclosed its expectations to develop more than 40 facilities during its June 30, 1999 fiscal year. As a result of the Company's revised development strategy, and the ongoing difficulty in obtaining development and working capital on acceptable terms, the Company has closed on construction financing for six development projects as of March 31, 1999. If, and when, capital becomes available to the Company on acceptable terms, the Company will implement a program of limited development consisting of approximately four to five projects per quarter that meet the Company's development standards.

         The Company's development projects have generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black-Box Structure".

         For development projects utilizing the Black-Box Structure that were committed to prior to September 24, 1998, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. The Company has closed 52 development projects for which the Company holds the foregoing type of option. In March 1999, the Company exercised its option to purchase the Operator/Lessee's equity interests in the Harrisburg, Pennsylvania project financed under the Black Box Structure for a purchase price of $516,000. The Company also acquired the equity interests in the Mountain Home and Sherwood, Arkansas projects as of April 30, 1999 for a total purchase price of approximately $1,668,000. The Company plans to exercise options to purchase the equity interests on two additional projects through the end of its fiscal year. The Company estimates it will require approximately $40 - $45 million to buy the equity of the 49 Outlook Pointe facilities that remain under the Black Box Structure over the next three years. The Company has obtained commitments from certain REITs that currently own and lease developed properties under the Black Box Structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $30 million of the estimated $40
- $45 million capital requirement. The balance will be funded with cash raised from financing transactions discussed above, possible asset divestitures and cash to be provided from operations.

         As reported in the section titled "Charges to Operations," the Company has incurred a cumulative charge of $3,760,000 representing advances made for the operations of facilities financed under the Black Box Structure ($1,400,000 in the third fiscal quarter) under existing Shortfall Funding Agreements. The Company has revised and reduced its estimate of additional shortfall funding requirements through June 30, 2000 to be approximately $4 million (estimated in the second fiscal quarter report to be approximately $8 to $12 million) as the result of additional black box working capital financing.

         The Company believes with its current financing arrangements to facilitate the acquisition of projects financed through the Black Box Structure (the "Black Box Operations") and the potential sale of assets, that it will generate the cash needed (i) to maintain existing operations; (ii) acquire all Black Box Operations upon breakeven and (iii) make the required purchase option payments under these commitments. Notwithstanding the foregoing, there can be no assurance that any additional financing needed to fund the Company's liquidity and growth will be available, should the Company not achieve its operational forecasts.

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

         Most of the facilities operated or managed by the Company are leased under long-term operating leases. Lease obligations for the next 12 months are approximately $11,000,000. The lease documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, and (iii) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is in compliance with these lease covenants.

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

Operating Activities

         Cash used by operations decreased by $1,976,000 to $5,213,000 for the nine months ended March 31, 1999 from cash used by operations of $7,189,000 for the nine months ended March 31, 1998. The decrease in the cash used was due to a reduction in losses on the sale of assets and prepaids and other current assets, offset by an increase in accounts payable accrued expenses, and reported losses for the quarter increases in accounts receivable, and prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities.

Investing and Financing Activities

         Cash used for investing activities decreased by $26,156,000 to $367,000 for the nine months ended March 31, 1999 from $26,523,000 for the nine months ended March 31, 1998. Cash provided by financing activities decreased by $40,884,000 to $5,231,000 for the nine months ended March 31, 1999 from $46,115,000 for the nine months ended March 31, 1998. The decreases in cash provided by financing activities and cash used for investing activities from the 1998 quarter to the 1999 quarter was a result of the Offering in the 1998 quarter and a reduction in the Company's acquisition activities. During the nine months ended March 31, 1999, the Company used the cash remaining from the Offering for general corporate purposes.

YEAR 2000 READINESS DISCLOSURE

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

         The committee also oversees the testing of certain non-IT Systems. The testing of these systems is under way. The testing is expected to be completed by November 1, 1999. For those non-critical systems that cannot be readily tested, the Company will inquire of third party vendors as to the status of year 2000 compliance within these systems.

         Material Third Parties. Based on the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships and its relationships with third party intermediaries for skilled nursing facility reimbursement under Medicare and Medicaid programs. The Company's third party reimbursement intermediaries have been proactive in testing for year 2000 compliance. Some intermediaries are requiring the submission of test billings that demonstrate year

2000 compatibility with their payment software. Where required, the Company completed these tests by December 31, 1998. The committee's is continuing to evaluate the year 2000 compliance of the Company's financial institutions to gain assurance regarding their year 2000 readiness.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company did not have any investment securities subject to market risk as of, or during the nine months ended, March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
        (A)     Exhibits

                Exhibit
                Number                        Description
                ------                        -----------

                10.1        Consulting Agreement between Pier C. Borra and
                            Balanced Care Corporation dated March 22, 1999, effective December 8, 1998 (filed herewith)

                10.2        Employment Agreement between Clint T. Fegan and
                            Balanced Care Corporation dated February 11, 1999
                            (filed herewith)

                10.3        Lease Agreement between Pennsylvania BCC Properties,
                            Inc. and Balanced Care at Saxonburg, Inc.
                            (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 18,
                            1999 [File No. 1-13845])

                10.4        Lease Agreement between Pennsylvania BCC Properties,
                            Inc. and Balanced Care at Bloomsburg II, Inc.
                            (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 18,
                            1999 [File No. 1-3845]

        (B)    Reports on Form 8-K

        The Company filed one current report on Form 8-K during the quarter ended March 31, 1999, as follows:

        (1) March 29, 1999, reporting certain Change in Control Agreements entered into between the Company and certain of its executive employees.

        (2) April 1, 1999, reporting (i) the sale-leaseback of two Pennsylvania properties to a subsidiary of Health Care REIT, Inc. and (ii) the execution of a $5,000,000 Secured Term Note in favor of HCFP Funding, Inc.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BALANCED CARE CORPORATION

Date:    May 14, 1999                   By: /s/ Clint T. Fegan
                                        -------------------------
                                        Clint T. Fegan
                                        Chief Financial Officer

                                  EXHIBIT INDEX

                Exhibit
                Number                        Description
                ------                        -----------

                10.1 Consulting Agreement between Pier C. Borra and Balanced Care Corporation dated March 22, 1999, effective December 8, 1998 (filed herewith)

                10.2 Employment Agreement between Clint T. Fegan and Balanced Care Corporation dated February 11, 1999 (filed herewith)

                10.3 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Saxonburg, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 18, 1999 [File No. 1-13845])

                10.4 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Bloomsburg II, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 18, 1999 [File No. 1-3845]