Form 10-K
period 1999-06-30
BALANCED CARE CORP
filed 1999-09-28
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-13845

                           BALANCED CARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      25-1761898
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                1215 MANOR DRIVE
                       MECHANICSBURG, PENNSYLVANIA 17055
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        COMMON STOCK $.001 PAR VALUE                      AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 22, 1999 was approximately $18,241,458 based on the last reported sales price of $1.25 as reported by the American Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of common stock reported to be beneficially owned by holders of 5% or more of the common stock are included in the computation. The registrant has made no determination whether any of such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of common stock outstanding on September 22, 1999 was 16,722,846 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the 1999 Proxy Statement are incorporated into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

     Balanced Care Corporation (the "Company") was formed in April 1995 to develop senior care continuums which meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. The Company considers upper middle, middle and moderate income populations to consist of those individuals whose income and assets enable them to afford senior living and care services at average daily rates of $85, $75 and $65, respectively. The Company utilizes assisted living facilities in selected markets as the primary entry point and service platform and has developed a care continuum (the "Balanced Care Continuum") consisting of various health care and hospitality services, including, where appropriate, physical, occupational and speech therapy, personal and health care services on an intermittent basis, dementia and Alzheimer's services and skilled/subacute care delivered in a skilled nursing setting, which enables residents to age in place. The Company believes that non-urban, secondary markets are underserved, highly fragmented and less prone to intense competition from larger providers. The Company believes that these factors will enable it to establish a leading position as a provider of a market differentiated, consumer preferred continuum of senior care services in such markets. To achieve its goals, the Company intends to: (i) provide a range of high quality, individualized senior care services and programs; (ii) focus on non-urban, secondary markets; (iii) pursue growth through selective acquisitions; (iv) achieve the benefits of regional density by clustering; (v) expand referral networks and strategic alliances; and (vi) become the operator of choice in its selected markets.

     The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at June 30, 1999 and 1998:

                                                                    JUNE 30,
                                       -------------------------------------------------------------------
                                                     1999                               1998
                                       --------------------------------   --------------------------------
                                       OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                       -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.........................   --        6       28       34      --        1       11       12
Acquired Assisted Living
  Facilities.........................    5       13       --       18      13       12       --       25
Skilled Nursing Facilities...........    2       11       --       13       2       11       --       13
Independent Living Facilities........   --        4       --        4      --        4       --        4
                                         --      --       --       --      --       --       --       --
                                         7       34       28       69      15       28       11       54
                                         ==      ==       ==       ==      ==       ==       ==       ==

     As of June 30, 1999, the Company had operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia and Florida. These operating facilities have a capacity for 3,266 assisted living residents, 1,294 skilled nursing patients and 117 independent living residents. The Company also operates a home health care agency in Missouri and rehabilitation therapy operations in Pennsylvania and Arkansas. In December 1998, the Company sold its seven owned assisted living facilities in Wisconsin, which had been carried as an asset held for sale since June 30, 1997.

     In addition to the 34 Outlook Pointe(R) signature series assisted living facilities opened as of June 30, 1999, the Company has signed agreements to develop and manage 18 assisted living facilities currently under construction, which are scheduled to open at various times through April 2000. These facilities will increase the depth of the Company's operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia and Florida and will add operations in Indiana and Maryland.

     The Balanced Care continuum delivers consumer-focused health care and hospitality services that balance seniors' desire for independence with their evolving health care needs. The Company's philosophy includes the belief that providing health care services, coupled with wellness and preventative therapy will strengthen residents, improve their health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. Balanced Gold(R), the Company's wellness-oriented program, has been developed to predict and proactively address resident care needs, including stabilizing and improving residents' cognitive, emotional and physical well-being. Preventative, restorative and rehabilitative services are also available to residents through outpatient medical rehabilitation, home health care, programs for residents with Alzheimer's and other services provided by the Company or by an alliance partner or other third party. By offering services and programs that are intended to enable residents to stay healthier longer and prolong their stay at assisted living facilities, the Company believes that its services and programs address the preferences and needs of seniors, while at the same time forestalling the need for residents to move to a more costly long-term care setting, such as a skilled nursing facility. As resident needs mandate migration into a skilled nursing or subacute program, the Company believes that skilled nursing facilities will provide a transition for the resident with a focus on demonstrated outcomes and cost effective care. In north central Pennsylvania and Missouri the Company owns and/or operates skilled nursing facilities. In other regions where the Company does not own or manage skilled nursing operations, the Company has formed alliances with skilled nursing facility providers to transition residents that require skilled care. The Company believes that its approach to senior care will enable it to be a leading provider of a continuum of senior care services in targeted non-urban, secondary markets.

THE SENIOR CARE INDUSTRY

     The senior care industry is characterized by a wide range of living accommodations and health care services. For those who are able to live in a home setting, home health care and other limited services can be provided. Community housing or retirement centers, which are commonly referred to as independent living facilities, are also available to persons who need limited assistance, such as with meal preparation, housekeeping and laundry. Assisted living facilities are typically for those persons whose physical or cognitive frailties have reached a state where other living accommodations can no longer provide the level of care required but who do not yet need the continuous medical attention provided in a skilled nursing facility. Generally, assisted living facilities provide a combination of housing and 24-hour personal support services designed to assist seniors with activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities also offer higher levels of personal assistance for residents with physical needs, Alzheimer's disease or other forms of dementia. Skilled nursing facilities provide care for those who need non-schedulable nursing care on a daily basis.

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

     The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demand for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility. According to the United States Bureau of the Census, approximately 45% of persons aged 85 years and older, approximately 24% of persons aged 80 to 84 and approximately 20% of persons aged 75 to 79 need assistance with ADLs. In 1998, according to industry estimates, there were an estimated 300,000 assisted living units in the United States, with a need for an additional 1,500,000 units.

     The Company believes that a number of factors will contribute to the continued growth of the assisted living industry, including:

     Consumer Preference. The Company believes that assisted living is increasingly becoming the preferred setting for prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is generally a more attractive, service-oriented and lower-cost alternative to other types of senior care facilities, offering seniors greater independence and allowing them to age in place in a residential setting.

     Cost Effectiveness. Assisted living facilities provide a cost-effective alternative to other types of facilities that may provide more care than a senior needs. The average annual cost for a patient in a skilled nursing facility approaches $40,000 and, in the case of a private pay patient, can exceed $75,000 per year in certain markets. In contrast, the average annual cost for a resident of an assisted living facility is generally 30% to 50% lower than skilled nursing facilities located in the same region. Additionally, the Company also believes that the cost of assisted living services compares favorably with home health care, particularly when costs associated with housing, meals and personal care assistance are taken into consideration.

     Changing Income and Family Dynamics. The Company believes that the increasing income of seniors, as well as changing family dynamics, will increase the demand for assisted living and health care services. According to the United States Bureau of the Census, the median income of the elderly population has been increasing. Accordingly, the Company believes that the number of seniors who are able to afford high-quality senior residential services such as those offered by the Company will also increase. Additionally, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has become more common. As a result, many families that traditionally would have provided the care and services offered by the Company to senior family members are less able to do so. The Company believes that assisted living facilities represent an attractive and independent environment for senior family members.

     Demographics. The target market for the Company's services are persons 83 years and older, one of the fastest growing segments of the United States population. According to the United States Bureau of the Census, the portion of the United States population aged 80 and older is expected to increase by approximately 29%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000, and the number of persons aged 85 and older, as a segment of the United States population, is expected to increase by approximately 43%, from approximately 3.0 million in 1990 to over 4.3 million by the year 2000. Furthermore, the number of persons requiring memory care assistance is also expected to increase in the coming years. According to data published by the American Psychiatric Association, Alzheimer's disease affects approximately 5% to 8% of individuals over the age 65, 15% to 20% of individuals over the age of 75 and 25% to 50% of individuals over the age of 85.

     Supply/Demand Imbalance. The Company believes that non-urban secondary markets are often underserved with respect to assisted living facilities. Based on bed-need analyses performed by the Company in connection with the development of its assisted living facilities, the need for the Company's services in its target markets is typically three times the number of beds developed. When combined with its market-differentiated services package, the Company believes that it is well-positioned to be the preferred provider of senior care services in its targeted markets.

     While the senior population is growing significantly, the supply of skilled nursing beds per thousand persons for those aged 85 years and older is declining. This imbalance may be attributed to a number of factors in addition to the aging of the population. Many states, in an effort to maintain controls of Medicaid expenditures on long-term care, have implemented more restrictive certificate-of-need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher-acuity patients. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will also contain the growth and supply of traditional skilled nursing beds. These factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with ADLs but do who not require 24 hour per day medical attention.

CARE AND SERVICES PROGRAMS

     The Company offers a continuum of services to seniors that includes assisted living, intermittent healthcare service, rehabilitation, social and activity programs, home health care, memory care and Alzheimer's services, skilled nursing, subacute care and independent living services.

  ASSISTED LIVING SERVICES

     Admission; Resident Care Plan. The assisted living admission process is crucial to the proper placement of residents and the development of tailored resident care plans. A lifestyle assessment is conducted in consultation with the resident, as well as his or her family and medical consultants, to determine the resident's care and services preferences. An individualized care plan is developed to ensure that all staff members rendering services meet the resident's specific needs and preferences whenever possible. Each resident's care plan is reviewed, at a minimum, quarterly to determine when a change in services is needed. The Company seeks to provide assisted living services that allow a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility as possible for their well being.

     Care and Services. The Company offers a range of assisted living care and services which are available 24 hours per day at each of its assisted living facilities. The core services package offered by the Company includes personal care, support and certain health care services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Additional services, which are offered at an extra charge, include extra transportation services, beauty and barber services, extra laundry services and non-routine care services. All or part of the Balanced Gold(R) program is included in the Company's core services package at each of its signature series assisted living facilities, depending on the facility's pricing structure. To the extent permitted by state regulatory requirements, the Company's facilities have been designed to accommodate special programs including those for residents with Alzheimer's and other forms of dementia, as well as medical rehabilitation and home health care services. Medical rehabilitation services are provided by certified physical, occupational and speech therapists and psychologists, with physician oversight. Through June 30, 1999 the Company utilized a mix of its own rehabilitation services companies and contracts with independent providers to deliver therapy services to residents. By June 30, 2000, the Company will have discontinued its own rehabilitation services and will exclusively utilize independent providers to deliver therapy services. Home health care services are provided through the Company's licensed home health agency in Missouri or by a third party.

     Balanced Gold(R). The Company's Balanced Gold(R) program is a wellness oriented program that is designed to address a variety of factors that adversely affect the health of assisted living residents, including balance and gait difficulties, incontinence, cognitive impairment, stress due to pain and chronic conditions and grieving due to multiple losses in the resident's life. Depending on the pricing structure for the facility, all or part of the Balanced Gold(R) program is included in the Company's core services package. Company staff and the residents determine which activities are best suited to each resident's needs.

     "TreasuresSM" Memory Care. The Company has developed, with the assistance of its Health Care Advisory Board, an approach to Alzheimer's and other forms of dementia that includes specialized assessments and clinical approaches for early and accurate detection, placement and intervention. To meet the needs of residents with memory care needs and other related forms of dementia, the Company has developed its "TreasuresSM" memory care program, formerly, the "Keepsakes" program to maintain familiarity, reduce confusion, and still provide a pleasant and appropriate living environment for these residents. The Company's Outlook Pointe(R) signature series assisted living facilities are all designed to deliver these specialized services to the extent permitted by state regulatory requirements. The Company also has implemented this program at three of its acquired assisted living facilities.

     The Company currently operates a TreasuresSM Memory Care program at seven of its assisted living facilities and at one dedicated unit in its skilled nursing facilities. The Company plans to develop its TreasuresSM program at each of its existing assisted living facilities and in all facilities under construction. These units feature areas specifically designed to provide attention, care and services needed to help residents with Alzheimer's maintain a higher quality of life. The Alzheimer's team members are specially trained to understand behavior, maximize function, promote safety and encourage resident independence.

     Medication Management. Each assisted living facility contracts with a pharmacy to provide prescription drugs to those residents who desire to utilize the service. Residents are free to use a pharmacy of their choice, but are required to comply with a pre-designated method of packaging the pharmaceuticals. Additionally, subject to state regulatory requirements, at the resident's request, and based on the facility's assessment of the resident's needs, the assisted living facility may manage a resident's medications by storing prescription drugs within the facility, delivering the drugs to the resident and reminding the resident when the medications need to be taken.

     Assisted Living Charges. Monthly assisted living resident charges are based, in part, on the type of living suite selected and are set at rates designed to be within the means of seniors in the secondary markets served by the Company. In addition to its core services package, at certain facilities, including all newly developed Outlook Pointe(R) facilities, the Company offers additional levels of services to residents whose frailties or medical condition are more acute. The pricing structure utilized by Balanced Care is driven by local market characteristics and competition. A competitive analysis is done of each market, prices are established and based on the results of that study. In most cases, base rates are established reflecting the size of the unit, the view, access to the dining room etc. These base rates include three meals, basic housekeeping, basic laundry services, help with one, ADL (activity of daily living) and access to the Balanced Gold program and basic transportation services. Based on the results of the initial lifestyle assessment, a point value is assessed for each resident and additional care needs are determined. Each assessment is individual and the plan of care is unique to that individual. Charges for these extra services are categorized into four levels of care, all contingent upon the total number of points scored on the lifestyle assessment. This assessment is reviewed and re-assessed each quarter, at a minimum. These extra costs, which can vary from building to building, generally amount to $400/month for Level II, $800/month for Level III and $1,200/month for Level IV.

     As of June 30, 1999, approximately 50% of the Company's assisted living residents received services at levels offering additional services. Substantially all of the Company's current revenues from the provision of assisted living services are attributable to private payors.

  MEDICAL REHABILITATION SERVICES

     The Company's philosophy for addressing seniors' living and care needs includes the belief that preventative therapy will strengthen residents, improve their overall health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. The Company has developed specialized medical rehabilitation programs to address the needs of seniors, including programs to specifically address balance and gait difficulties, incontinence, lymphodema, pain and osteoarthritis, as well as specific preventative therapy programs for seniors. For residents in the Company's Outlook Pointe(R) signature series assisted living facilities, each rehabilitation program is followed up with specialized regimens offered as part of the Balanced Gold(R) activities program. Should a resident's condition warrant additional rehabilitation, on-staff and contracted therapists are available.

     The Company currently provides medical rehabilitation services, including physical and occupational therapy, on an outpatient basis to residents at ten of its assisted living facilities as well as to patients in a surrounding community. These outpatient services are currently provided through the Company's licensed rehabilitation agencies in Pennsylvania and Arkansas or certain of its skilled nursing facilities. Rehabilitation services are provided at the Company's other facilities through contract services, outpatient rehabilitation facilities or home health agencies. As previously discussed, by June 30, 2000 ("Fiscal 2000") the Company plans to discontinue its own rehabilitation agencies and exclusively utilize independent agencies to provide therapy services. Substantially all of the Company's current revenues from provision of medical rehabilitation services are attributable to federal government reimbursement programs.

  HOME HEALTH CARE SERVICES

     The Company provides home health care services through its licensed home health agency in Missouri to residents of its assisted and independent living facilities and patients from the surrounding areas. The services the Company provides include: (i) general and specialty nursing services to individuals with acute illness, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs; (ii) therapy services consisting of, among other things, physical, occupational and speech therapies; (iii) personal care services and assistance with ADLs; (iv) hospice care for persons in the final phases of incurable diseases; (v) respiratory, monitoring, medical equipment and supplies; and (vi) a comprehensive range of home infusion and enteral therapies. Assisted living residents receiving home health care services may require skilled nursing services as their medical conditions warrant.

     Substantially all of the Company's current revenues from provision of home health care services are attributable to federal government reimbursement programs.

  SKILLED NURSING SERVICES

     The Company currently provides skilled nursing services at three facilities in Pennsylvania (169 licensed beds) and ten facilities in southwest Missouri (1,125 licensed beds). The Company's skilled nursing facilities provide traditional long-term care through 24-hour per day skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides. The Company also offers physical rehabilitation at its skilled nursing facilities, including physical, occupational and speech therapies. Board certified physicians direct the skilled nursing services offered at these facilities.

     For the fiscal year ended June 30, 1999 ("Fiscal 1999"), approximately 74% of the Company's patient services revenues were attributable to federal and state government reimbursement programs.

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

THE OUTLOOK POINTE(R) SIGNATURE SERIES ASSISTED LIVING FACILITY MODELS

     The architectural and interior design concepts of the Outlook Pointe(R) signature series assisted living facility models incorporate the Company's operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a home-like setting. The buildings are residential in appearance, designed as "neighborhoods" within a "community." All are constructed to meet institutional health care facility standards. The building designs incorporate the Company's mission and dedication to providing a new outlook for seniors, encouraging choice, wellness, and vitality. The Company believes that its residential environment accomplishes:
(i) lessening the trauma of change for residents and their families; (ii) achieving operational efficiencies; (iii) facilitating resident mobility and ease of access by caregivers; and (iv) differentiating the Company from other assisted living and long-term care operators.

     The models are freestanding buildings that range in size from 48 units to 106 units and are designed to accommodate the full range of assisted living services offered by the Company, including the Company's Balanced Gold(R) and "Treasures(SM)" Memory Care programs. The buildings are usually one to two stories and of incombustible construction, and are designed to accommodate future expansion. The design of the facilities allows specialized grouping of residents, including residents receiving care in the "Treasures(SM)" program, and a central core for resident interaction. In addition, the buildings are designed with fully-equipped therapy gyms and treatment rooms for provision of medical rehabilitation services. Resident units, including studio, privacy, companion and one bedroom suites, are functionally grouped as "neighborhoods" within a "community" and are configured internally to provide private bath, living area and sleeping area with emergency call systems and cable television service. Porches, terraces, gardens and activity areas are designed to fulfill outdoor interests of residents.

     The Company has three basic building plan design prototypes which provide it with flexibility in adapting the model to a particular site and to accommodate the various income and care levels demanded in a particular market.

OPERATING FACILITIES

     The following table sets forth certain information as of June 30, 1999 with respect to the senior living and care facilities operated by the Company.

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
Currently Operated:
PENNSYLVANIA
  Allison Park Outlook Pointe(R) at
     Allison Park....................      L            79       --     --       --       3/96
  State College Outlook Pointe(R) at
     State College...................      L            54       --     --     5/97         --
  Altoona Outlook Pointe(R) at
     Altoona.........................      L            54       --     --    10/97       5/99(2)
  Harrisburg Outlook Pointe(R) at
     Harrisburg......................      L            57       --     --    12/97       3/99(2)
  Reading Outlook Pointe(R) at
     Reading.........................      L            56       --     --     1/98       5/99(2)
  Bloomsburg Outlook Pointe(R)
     Commons at Bloomsburg(4)........      L            65       --     --       --       1/97
  Darlington Outlook Pointe(R)
     Commons at South Beaver(4)......      O            89       --     --       --      10/97
  Kingston Outlook Pointe(R) Commons
     at Kingston(4)..................      L            78       --     --       --       1/97
     Balanced Care, Kingston(4)......      L            --       65     --       --       1/97
  Peckville Outlook Pointe(R) Commons
     at Mid Valley(4)................      L            71       --     --       --       1/97
     Balanced Care, Mid Valley(4)....      L            --       38     --       --       1/97
  Old Forge Outlook Pointe(R) Commons
     at Old Forge(4).................      L            49       --     --       --       1/97
  Wyoming Outlook Pointe(R) Commons
     at Wyoming(4)...................      L            50       --     --       --       1/97
  Butler Outlook Pointe(R) at
     Butler(4).......................      O            36       --     --       --      10/97
  Sarver Outlook Pointe(R) Commons at
     Sarver(4).......................      O            36       --      4       --      10/97
  Saxonburg Outlook Pointe(R) Commons
     at Saxonburg(4)(5)..............      L           107       --     16       --      10/97
  Bloomsburg Balanced Care, Eyers
     Grove(4)(5).....................      L            --       66     --       --       1/98
  Millville Outlook Pointe(R) Commons
     at Eyers Grove(4)...............      O            51       --     --       --       1/98

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
  Peckville Outlook Pointe(R) at Mid
     Valley(3).......................      M            40       --     --     8/98         --
  Scranton Outlook Pointe(R) Commons
     at Scranton(3)..................      M            72       --     --    10/98         --
  Berwick Outlook Pointe(R) Commons
     at Berwick(3)...................      M            72       --     --    10/98         --
  Reedsville Outlook Pointe(R)
     Commons at Lewistown(3).........      M            72       --     --    11/98         --
  Lewisburg Outlook Pointe(R) Commons
     at Lewisburg(3).................      M            73       --     --    11/98         --
  Mechanicsburg Outlook Pointe(R) at
     Creekview(3)....................      M           103       --     --    11/98         --
  Dillsburg Outlook Pointe(R) at
     Logan Meadows(3)................      M            62       --     --    12/98         --
  Beaver Falls Outlook Pointe(R) at
     Chippewa(3).....................      M            69       --     --     2/99         --
  York Outlook Pointe(R) at
     York(3).........................      M            66       --     --     2/99         --
  Bridgeville Outlook Pointe(R) at
     Lakemont Farms(3)...............      M           106       --     --     6/99         --
                                                     -----    -----    ---
          SUBTOTAL...................                1,667      169     20

ARKANSAS
  Sherwood Outlook Pointe(R) at
     Sherwood........................      L            41       --     16     9/97       4/99(2)
  Mountain Home Outlook Pointe(R) at
     Mountain Home...................      L            41       --     16    10/97       4/99(2)
  Maumelle Outlook Pointe(R) at
     Maumelle(3).....................      M            41       --     16    10/97         --
  Pocohontas Outlook Pointe(R) at
     Pocahontas(3)...................      M            41       --     16    10/97         --
  Blytheville Outlook Pointe(R) at
     Blytheville(3)..................      M            55       --      2    11/97         --
                                                     -----    -----    ---
          SUBTOTAL...................                  219        0     66

VIRGINIA
  Harrisonburg Outlook Pointe(R) at
     Harrisonburg(3).................      M            57       --     --     5/98         --
  Roanoke Outlook Pointe(R) at
     Roanoke(3)......................      M            65       --     --     5/98         --

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
  Stafford Outlook Pointe(R) at
     Stafford(4).....................      L            41       --     --       --       6/98
  Danville Outlook Pointe(R) at
     Danville(3).....................      M            66       --     --     7/98         --
                                                     -----    -----    ---
          SUBTOTAL...................                  229        0      0
OHIO
  Ravenna Outlook Pointe(R) at
     Ravenna(3)......................      M            57       --     --     2/98         --
  Mansfield Outlook Pointe(R) at
     Ontario(3)......................      M            66       --     --     8/98         --
  Lima Outlook Pointe(R) at
     Lima(3).........................      M            66       --     --     9/98         --
  Xenia Outlook Pointe(R) at
     Xenia(3)........................      M           102       --     --     1/99         --
  Medina Outlook Pointe(R) at
     Medina(3).......................      M            80       --     --     2/99         --
                                                     -----    -----    ---
       SUBTOTAL......................                  371        0      0

NORTH CAROLINA
  Raleigh Outlook Pointe(R) at
     Northridge(4)...................      O           116       --     --       --      12/97
  Greensboro Outlook Pointe(R) at
     Greensboro(3)...................      M            47       --     --    10/98         --
                                                     -----    -----    ---
       SUBTOTAL......................                  163        0      0

MISSOURI
  Dixon Balanced Care, Dixon.........      L            --       60     --       --       8/96
  Hermitage Balanced Care,
     Hermitage.......................      L            --      120     --       --       8/96
  Lebanon Balanced Care, Lebanon
     North...........................      L            --      180     --       --       8/96
     Balanced Care, Lebanon South....      L            12      106     --       --       8/96
     The Terraces at Lebanon South...      L            31       --     --       --       8/96
  Nixa
     Balanced Care, Nixa.............      L            --       82     --       --       8/96
     The Terraces at Nixa............      L            30       --     --       --       8/96
  Republic Balanced Care, Republic...      O            --      127     --       --       8/96
  Springfield
     Balanced Care, Springfield
       East..........................      L            --      120     --       --       8/96
     The Terraces at Springfield
       East..........................      L            --       --     31       --       8/96
     Balanced Care, Springfield West
       I.............................      L            --       90     --       --       8/96
     Balanced Care, Springfield West
       II............................      L            --      180     --       --       8/96
     The Terraces at Springfield.....      L            28       --     --       --       1/97

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
  Nevada
     Balanced Care, Nevada...........      O            --       60     --       --       8/96
     The Terraces at Nevada..........      L            30       --     --       --       1/97
     The Terraces of Balanced Care...      L            22       --     --       --       5/97
     The Terraces of Balanced Care...      L            24       --     --       --       5/97
  Butler The Terraces of Balanced
     Care............................      L            23       --     --       --       5/97
  Lamar The Terraces of Balanced
     Care............................      L            24       --     --       --       8/97
                                                     -----    -----    ---
       SUBTOTAL......................                  224    1,125     31
WEST VIRGINIA
  Martinsburg Outlook Pointe(R) at
     Martinsburg(3)..................      M            63       --     --     1/99         --
TENNESSEE
  Jackson Outlook Pointe(R) at
     Jackson(3)......................      M            66       --     --     1/99         --
  Bristol Outlook Pointe(R) at
     Bristol(3)......................      M            66       --     --     2/99         --
  Murfreesboro Outlook Pointe(R) at
     Murfreesboro(3).................      M            66       --     --     3/99         --
  Johnson City Outlook Pointe(R) at
     Johnson City(3).................      M            66       --     --     6/99         --
                                                     -----    -----    ---
          SUBTOTAL...................                  264        0      0

FLORIDA
  Pensacola Outlook Pointe(R) at
     Pensacola(3)....................      M            66       --     --     6/99         --
                                                     -----    -----    ---
          TOTAL......................                3,266    1,294    117
                                                     -----    -----    ---

---------------
(1) "ALF" means assisted living facility, "SNF" means skilled nursing facility and "ILF" means independent living facility. The Company's ILFs in Missouri are licensed as ALFs and may be converted to ALFs as the needs of its residents so require.

(2) During Fiscal 1999, the Company exercised its option to acquire the stock of the Operator/Lessee of the facilities. As a result, the Company acquired the leasehold interest in the named facility. See "Business -- Development."

(3) The Company manages the facility for the Operator/Lessee and has an option to acquire the stock of the Operator/Lessee. See "Business -- Development."

(4) Denotes a name change.

(5) In the third quarter of Fiscal 1999, the Company completed the sale and subsequent leaseback of two of its facilities to an unrelated third party.

DEVELOPMENT

     An integral element of the Company's growth to date has been the design, development and opening of the Outlook Pointe(R) signature series assisted living facilities which are owned by independent Operators/ Lessees and managed by the Company. The Company believes that the signature series assisted living facilities meet the needs of the upper middle, middle and moderate income populations in its markets and are designed to provide the broad range of services contemplated by its Balanced Care Continuum strategy over a range of pricing options. The Company has opened 34 of its Outlook Pointe(R) signature series assisted living facilities as of June 30, 1999.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically Real Estate Investment Trusts or REITs (each, an "Owner"). An independent third party company (the "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black-Box Structure". The Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from REIT's and other lenders. More specifically, there was a significant reduction in the amount of REIT financing available for new assisted living construction in Fiscal 1999. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees has become increasingly difficult due to accounting pronouncements and guidance issued by the Emerging Issues Task Force ("EITF") and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) has increased due to its extensive use of operating leases to finance the construction of its Outlook Pointe(R) assisted living facilities.

     As a direct result of the foregoing, the Company has been unable to obtain financing on acceptable terms to continue development of its Outlook Pointe(R)signature series assisted living facilities. As a result, in Fiscal 1999, management focused the Company's efforts on the operations of existing facilities, and facilities which are now under construction, and substantially reduced its development activities with respect to new sites and projects. The Company has terminated, or allowed the expiration of, most of its land options on previously secured sites. Management has taken these steps to focus on building market share in existing markets, to channel its financial and human resources into meeting facility occupancy goals, and to build brand recognition throughout the Balanced Care system. The Company had 18 assisted living facilities under construction at June 30, 1999, which the Company will continue to develop. If, and when, capital becomes available to the Company on acceptable terms, the Company expects to implement a program of limited development consisting of approximately four to five projects per quarter that meet the Company's development standards.

     The following table sets forth certain information as of June 30, 1999 regarding the 18 Outlook Pointe(R) signature series assisted living facilities for which the construction process has commenced and which the Company is developing for other independent Operators/Lessees. The Company has an agreement to manage each facility for an Operator/Lessee under the Black-Box Structure.

                                                                     ESTIMATED
                                                                   CONSTRUCTION        ESTIMATED
                                                       RESIDENT     START DATE      COMPLETION DATE
ASSISTED LIVING FACILITY LOCATION                      CAPACITY    (QUARTER END)     (QUARTER END)
---------------------------------                      --------    -------------    ---------------
PENNSYLVANIA
  Shippensburg.......................................      66        Commenced        Sept. 1999
  Loyalsock..........................................      66        Commenced         Dec. 1999
  Lebanon............................................      66        Commenced        Sept. 1999
                                                        -----
          Subtotal...................................     198

                                                                     ESTIMATED
                                                                   CONSTRUCTION        ESTIMATED
                                                       RESIDENT     START DATE      COMPLETION DATE
ASSISTED LIVING FACILITY LOCATION                      CAPACITY    (QUARTER END)     (QUARTER END)
---------------------------------                      --------    -------------    ---------------
OHIO
  Hilliard...........................................     106        Commenced         Dec. 1999
  Centerville........................................     106        Commenced         Dec. 1999
  Westerville........................................     106        Commenced         June 2000
  Sagamore Hills.....................................     105        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     423
TENNESSEE
  Hendersonville.....................................      66        Commenced         Dec. 1999
  Kingsport..........................................      66        Commenced        Sept. 1999
  Knoxville..........................................     106        Commenced         Dec. 1999
  Morristown.........................................      66        Commenced         Dec. 1999
  Oak Ridge..........................................      66        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     370
FLORIDA
  Tallahassee........................................     106        Commenced         Dec. 1999
VIRGINIA
  Chesterfield.......................................      80        Commenced         Dec. 1999
WEST VIRGINIA
  Teay's Valley......................................      66        Commenced         Dec. 1999
INDIANA
  Anderson...........................................      66        Commenced        Sept. 1999
  Evansville.........................................     106        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     172
MARYLAND
  Hagerstown.........................................      66        Commenced        Sept. 1999
                                                        -----
          TOTAL......................................   1,481

ACQUISITIONS AND STRATEGIC ALLIANCES

     Since its inception, the Company has acquired 18 assisted living facilities, five Outlook Pointe(R) signature series assisted living facilities from Operator/Lessees, 13 skilled nursing facilities, and four independent living facilities, as well as a home health care agency. While the Company is focusing management's efforts on the operations of existing facilities and facilities now under construction, it may consider selective acquisitions in the future through joint ventures, or other alliances when, and if, capital becomes available to the Company on acceptable terms.

     For development projects which utilized the Black-Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee pursuant to a formula set forth in an Option Agreement and a Shortfall Funding Agreement respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. During Fiscal 1999, the Company exercised its option to purchase the Operator/Lessees equity interests on five projects which were managed by the Company located in Harrisburg, Altoona, and Reading, Pennsylvania and in Sherwood and Mountain Home, Arkansas. Based on capital availability, the Company plans to exercise its options to purchase the equity interests on approximately 16 of its managed operations during Fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital resources."

OPERATIONS

  CENTRALIZED CORPORATE MANAGEMENT

     The Company's corporate and other administrative functions are centralized so that the facility-based management and staff can focus on resident care. The Company's corporate office, located in Mechanicsburg, Pennsylvania, is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance functions; (iii) developing and implementing employee training programs and materials; (iv) coordinating human resources; (v) food services and environmental functions; (vi) designing marketing programs and coordinating marketing functions; and (vii) providing strategic direction.

     The Company manages the operations of each of its facilities through standardized management reporting and centralized control of capital expenditures and the purchase of larger and more frequently used supplies. Facility expenditures are monitored by regional operations teams headed by one of the Company's Regional Vice Presidents who are responsible for the financial performance of the facilities in their region. The operational activities of the Company's assisted living facilities are directed by the Company's Chief Operating Officer, its Executive Vice President of Operations, its Senior Vice President -- Operations, and its Vice President -- Missouri Division, who are responsible, with the regional Vice Presidents, for the opening and operation of these facilities.

  COMMUNITY -- BASED MANAGEMENT

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

     The Company actively recruits personnel to maintain adequate staffing levels at its existing facilities, as well as additional staff for new or acquired facilities, prior to opening. The Company has adopted comprehensive recruiting and screening programs for management for positions that utilize personnel profiling, corporate office interviews, and background checks. The Company offers system-wide training and orientation for its resident care employees, department managers, and executive staff at the facility level through Company-sponsored programs.

  QUALITY ASSURANCE AND TRAINING

     The Company's quality assurance program is designed to achieve, maintain and enhance high performance in the area of resident and family satisfaction, employee development, Fiscal responsibility and corporate integrity, along with continuous internal quality improvement. Corporate office staff oversee the implementation of the quality assurance program at each of the Company's facilities. Resident and family participation is encouraged and feedback is sought through satisfaction surveys, focus groups, resident councils and discussions with family members. The Company provides intensive training programs to ensure that its quality standards are achieved by its employees at each facility, and strives to meet employees' needs and provide a respectful and cooperative environment. Employees are responsible for handling finances with efficiency and integrity and adhere to an ethical code of conduct. Internal standards for all areas of service have been established which the Company believes meet or exceed those of regulatory agencies. Monitoring and improving internal performance in regard to these standards is facilitated by cross-functional performance improvement teams. Additionally, inspections of each facility are conducted regularly by corporate staff who review all aspects of operations, care and services provided.

  MARKETING

     The Company's sales and marketing program has been developed by the corporate sales and marketing staff under the direction of the Company's Vice President of Sales and Vice President of Marketing and is modified in accordance with the needs of each community. The Marketing Department focuses on creating awareness of the Company and its services among prospective residents, their families, medical and professional referral sources and other key decision makers. The Sales Department focuses on recruiting, hiring, and training sales personnel, and monitors their performance against census plans. Sales and marketing efforts are implemented on a regional and local level under the supervision of Regional Marketing Directors and facility Community Directors.

     Before opening a new assisted living facility, the Company contacts referral sources and conducts marketing programs that generate public awareness beginning with the start of construction and intensify several months prior to opening of the facility. An on-site Marketing Coordinator and Community Director are at the facility approximately four and six months, respectively, prior to the opening of the facility and are supported by the Company's corporate marketing department. The Company generally expects occupancy of newly developed assisted living facilities to reach a pre-opening goal of 20%, and expects to add an additional four to five new residents monthly reaching a targeted occupancy of 92% within 10 to 21 months after opening, depending on the size of the facility.

     Once a facility opens, the Company believes that satisfied residents and their families are its most important referral sources. The Company's emphasis on high quality services and resident satisfaction create a strong referral base in the surrounding community. In addition, the Company focuses on developing the reputation of the facilities for quality care and its full array of excellent service programs among potential referral sources.

  MANAGEMENT INFORMATION SYSTEMS/YEAR 2000 READINESS DISCLOSURE

     The Company's Information Systems department, under the direction of the Company's Vice President of Corporate Services, develops, implements and maintains management and financial systems which enable the Company to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. The Company uses flexible input methods and communications to allow for distributed data collection and analysis. As a result of the curtailment of future development plans, the Company has postponed its plans to upgrade the existing financial system to accommodate future growth, which was scheduled to begin during Fiscal 1999. Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate the planned growth of its operations without disruption or significant modification to existing systems through Fiscal 2000. However, computer software and/or hardware that was designed to define the year with a two digit date field rather than a four digit field may fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

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

     Skilled nursing facilities, like other health care providers, are periodically inspected by governmental agencies with authority over licensing and certification for participation in the Medicare and Medicaid programs. New survey and certification requirements under OBRA for participation in the Medicare and Medicaid programs became effective in 1995, significantly changing the process of surveying long term care facilities. These requirements established a graduated system of penalties and remedies to match the severity of the deficiency. Facility deficiencies may result in the imposition of fines and penalties, a need to undertake corrective actions, a temporary moratorium on admissions pending correction of deficiencies, and could result in decertification from the Medicare and Medicaid programs or loss of licensure and closure of the facility. To date, these regulations have not had a material adverse effect on the Company's operations. On March 25, 1999, President Clinton signed the Nursing Home Resident Protections Amendments of 1999, which require nursing facilities that voluntarily withdraw from the Medicaid program to continue to accept Medicaid reimbursement and remain subject to Medicaid requirements with respect to residents who were eligible for Medicaid immediately preceding the voluntary withdrawal. In addition, the federal government, through the Health Care Financing Administration has issued new instructions to state agencies that are responsible for surveys of nursing facilities. In March 1999, the Health Care Financing Administration, sent a letter to state survey agencies regarding the need to timely and comprehensively investigate complaints in nursing facilities and take appropriate action where warranted. In July 1999, the Health Care Financing Administration substantially revised survey procedures in nursing facilities to include a presurvey analysis of the facility's compliance record based upon resident and facility data that facilities must report to the federal government on a continual basis. The Company believes it is in substantial compliance with applicable federal and state laws, rules and regulations governing nursing facilities, but it is unable to predict the extent to which these changes in procedure will have an impact on the Company's business.

     In March 1997, the federal government, through the Health Care Financing Administration, proposed revisions to the conditions for participation in the Medicare program applicable to home health care providers. These revised conditions, as proposed, focused on matters such as patient rights, outcomes of care, patient assessment, care planning, and quality assessment. In January 1999, the Health Care Financing Administration published final rules to implement proposed changes regarding comprehensive assessments of patients and reporting requirements associated with such assessments, known as Outcome and Assessment Information Set ("OASIS"). These final rules were effective on February 24, 1999, but other portions of the proposed 1997 rules have not been finalized. The Company is not able to predict at this time what the content of the outstanding proposed rules, if finalized, will be and it is too soon to quantify the impact that the February 1999 final rules may have on the Company's home health care services.

     The Company's assisted living facilities are subject to regulation by various state and local agencies. There are currently no federal laws or regulations specifically governing assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility's operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. In addition, in several states, including Arkansas, Missouri, Kentucky and New Jersey certificate of need laws apply to assisted living facilities. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

     Because assisted living facilities historically have not been considered as traditional health care entities and government and private insurers generally have not reimbursed providers for assisted living services, these facilities have not been subject to the degree of regulation which governs nursing homes and other health care providers. As assisted living emerges as a cost-effective alternative to nursing facility care, it is anticipated that assisted living facilities could become subject to more extensive regulation, particularly in the areas of licensure and reimbursement. The content of such regulations, the extent of any increased regulation and the impact of any such regulation on the Company cannot be predicted at this time and there can be no assurance that such regulations will not adversely affect the Company's business. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. The Company has elected to participate in Medicaid programs in Arkansas and North Carolina.

     As a Medicare and Medicaid provider with respect to its skilled nursing facilities and rehabilitation and home health care operations, the Company is subject to a variety of laws regulating relationships among health care facilities, providers and physicians. Among these laws is the federal "Stark Act" legislation which prohibits, with some exceptions, a physician from referring patients for certain designated health care services, including home health care and certain rehabilitation services, to entities in which the physician or a member of his or her family has a financial interest. In early 1998, proposed regulations relating to the Stark Act were issued. In addition, several legislative reforms of the Stark Act have been introduced in Congress in 1999. The Company is not able to predict at this time what the content of final regulations may be or whether the Stark Act will be revised. Therefore, the Company also cannot predict the impact revised legislation or final regulations may have on the Company's business and operations. The Company, is also subject to federal anti-kickback laws which prohibit the payment or receipt of any remuneration in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. Violation of these provisions could result in civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. There are currently a number of federal initiatives being undertaken to increase enforcement of the federal anti-kickback law and other antifraud and abuse provisions. The federal government, through the Office of Inspector General, recently released a model compliance plan for home health agencies. The model plan identifies a number of risk areas where home health agencies need to pay particular attention to their practices and further requires the home health agency to exercise oversight over parties with which it does business. The Company has established a corporate compliance code of conduct relating to, among other things, resident and patient care, and fraud and abuse/legal policy and procedures. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of antifraud provisions designed to further fight abuse and enhance program integrity. Certain states have also enacted anti-kickback laws patterned on the federal law. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including antifraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company.

     The Company derives a significant portion of its revenues from federal and state reimbursement programs. All of the skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid, and the Company's home health care agency is certified under Medicare. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Budget Act, which provisions materially impacted the Company's operations and financial condition. The Budget Act provides for the establishment of a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). The PPS for skilled nursing facilities is being phased in over three cost reporting periods, commencing on or after July 1, 1998. During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate. Once the PPS is fully implemented, skilled nursing facilities will be paid a federal per diem rate for covered services, which include routine and ancillary services and most capital-related costs. In conjunction with PPS, consolidated billing for Medicare Part A Services is required for skilled nursing facilities. Under consolidated billing for Medicare Part A Services, facilities must bill Medicare for all of the services residents receive, including all therapy services. The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. The Company expects Fiscal 2000 results at the skilled nursing facilities to be similar to Fiscal 1999. To maximize operating results under the new regulations the Company has embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a renegotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity; (iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. The financial impact of these operational changes and the new Medicare reimbursement rates are reflected in the Fiscal 1999 operating results and further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Result of Operations."

     The Budget Act additionally establishes a PPS for home health care services pursuant to which all services which are currently paid on a reasonable cost basis will be paid on a prospective basis. The PPS for home health care services has been delayed until at least February 2000 to allow for Medicare Y2K systems transition. When home health PPS is implemented, there is to be a transition period not to exceed four years. Until such time as there is full implementation of the PPS for home health care services, the Budget Act imposes a number of interim modifications on reimbursement, including a reduction in per visit cost limits. The interim payment system implemented by the Health Care Financing Administration is effective retroactive to October 1997 and has resulted in required repayments to the federal government by a number of home health agencies. Reimbursement of these provider overpayments and the imposition of per visit cost limits have created significant financial hardship for providers, with a number of home health providers having ceased operations. In an effort to offset the hardship caused by the repayment obligation, the Health Care Financing Administration has authorized repayments over a 12-month period, rather than requiring a lump sum payment. The Budget Act also modifies reimbursement rates for rehabilitation agencies and outpatient therapy providers. It is not possible to predict at this time the impact that any or all these changes in reimbursement methodology may have on the business, results of operations or financial condition of the Company, though the reform measures are intended to reduce the amounts paid by the government for these services.

     State Medicaid programs currently apply to all of the Company's skilled nursing facilities. In some of the states where the Company has assisted living facilities, Medicaid programs apply to the facilities through Medicaid waiver programs or other Medicaid rules. While these programs differ in certain aspects from state to state, they are all subject to requirements imposed by the federal government, which provides approximately 50% of the funds available under these programs. In Missouri, where the Company operates skilled nursing facilities, payments are based upon specific cost reimbursement formulas established by that state, which are generally based on historical costs with adjustment for inflation. Pennsylvania instituted a case mix reimbursement system in 1996 which reimburses skilled nursing facilities based upon a combination of resident acuity and cost data.

     For Fiscal 1999, the Company derived approximately 26% of its gross patient revenues from Medicare and approximately 48% of its gross patient revenues from Medicaid. For the years ended June 30, 1998 and 1997, the Company derived approximately 43% and 38% of its gross patient revenues from Medicare, respectively, and approximately 37% and 38% of its gross patient revenues from Medicaid, respectively.

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

     The Company is also evaluating the impact of the recent report issued by the United States General Accounting Office in April 1999 entitled "Assisted Living Quality-of-Care and Consumer Protection Issues in Four States" (the "GOA Report") on its methods of delivery. Generally, the GAO Report found that assisted living facilities do not routinely provide prospective residents with key information they need so they can compare what several facilities offer and determine whether a facility is appropriate for their needs. The GAO

Report also found that some assisted living residents are encountering quality of care and consumer protection problems. Due to the recent nature of the GAO Report, the Company cannot predict the impact on its methods of delivery. The Company will continue to evaluate the issues raised by the GAO Report and will take what actions, if any, are required to provide adequate quality of care and consumer protections to its residents.

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

EMPLOYEES

     As of June 30, 1999, the Company had approximately 2,900 employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could affect adversely the Company's ability to recruit and retain qualified employees and its operating expenses.

RISK FACTORS

     This Annual Report on Form 10-K contains various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations or beliefs concerning various future events, include the following: statements concerning anticipated effects on earnings, cost savings and operations of the Company; net cash flow; industry trends; certain expected capital expenditures; computer software modification and replacement; the outcome of any government inquiries, litigation or other proceedings; the impact of government regulation; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including the following:

     Limited Operating History. The Company was formed in April 1995 and has a limited operating history. The Company had net income (loss) of ($909,000), ($4,492,000) and $3,575,000 for its Fiscal years ended June 30, 1996, 1997 and
1998, respectively, and had a net loss of $23,637,000 for Fiscal 1999. As of June 30, 1999, the Company had an accumulated deficit of $25,473,000. The Company's newly developed assisted living facilities are expected to incur operating losses until they achieve break-even occupancy levels of approximately 78%. The Company expects to achieve targeted stabilized occupancy levels of approximately 92% approximately 10 to 21 months after opening, depending on the size of the facility. In addition, the Company's acquired operations, even if profitable when acquired, may incur operating losses pending their integration into the Company's business. Several of the facilities that have been acquired by the Company experienced operating losses in the Fiscal years ended June 30, 1997, 1998 and 1999. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Accordingly, there can be no assurance that the Company will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Implementation of Strategies. To date, the Company's growth has been primarily attributable to development of assisted living facilities and acquisitions of assisted living and skilled nursing facilities. The Company's first Outlook Pointe(R) signature series assisted living facility opened in May 1997. The Company has opened 34 additional Outlook Pointe(R) signature series assisted living facilities through June 30, 1999. As discussed previously, the Company has decided to emphasize the focus of management's efforts on the operations of existing facilities and facilities which are now under construction and to substantially reduce its development activities with respect to new sites and projects. Management is focused on building market share in existing markets, channeling its financial and human resources into meeting facility occupancy goals and building brand recognition throughout the Balanced Care system. If, and when, capital becomes available to the Company on acceptable terms, the Company expects to begin incremental development of its signature series assisted living facilities on a limited basis of approximately four to five projects per quarter that meets the Company's development standards. Any future growth strategies may place a significant burden on the Company's management resources and require the development, implementation and continual enhancement of sufficient operational, resident care, financial and management information systems. Successful implementation of the Company's strategies will also depend on its ability to raise capital and carry out its strategic plans and to attract, motivate and retain management, professional, marketing and other key personnel. There can be no assurance that its strategies can be implemented successfully or that sufficient management resources and operational, resident or patient care, financial and management information systems will be available. If the Company is unable to manage its growth or to implement its strategies effectively, its business, results of operations and financial condition could be materially and adversely affected.

     Need for Additional Capital. The Company has financing to fund the 18 projects under construction at June 30, 1999. The Company will need additional capital resources to fund any new development projects or acquisitions, including the working capital required to fund any new development projects during the start-up phase until a break-even point is attained. For the 28 communities managed and 18 projects under construction at June 30, 1999, the Company estimates that it will be required to make future working capital shortfall contributions of $3 million in connection with certain of these projects through Fiscal 2000. The Company also estimates that it will require approximately $14 million in cash if it exercises its options to purchase the stock or assets of Operators/Lessees for all projects currently managed (28) or to be managed (the 18 under construction). The Company expects to exercise these options for all of these facilities over the next two to three years. The Company's future growth will depend on its ability to obtain capital financing on acceptable terms to exercise its purchase options and to fund any future development and acquisition transactions. The Company may seek additional financing through public or private financing sources, including equity, debt or lease financing, or through the sale of certain assets. Financing transactions effected through the issuance of securities could result in substantial dilution to holders of Common Stock. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient financial resources could result in the Company delaying or eliminating its plans to exercise purchase options, thereby slowing the growth of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     Assisted Living Facility Construction and Occupancy Risks. To date, the Company has developed, built and opened 34 of its Outlook Pointe(R) signature series assisted living facilities. By June 30, 2000, the Company plans to open an additional 18 Company-designed assisted living facilities under construction at June 30, 1999 with an aggregate capacity of 1,481 residents. This will bring the total of developed Outlook Pointe(R) facilities to 52, with a capacity of 3,655 residents. Achievement of this goal will depend upon a number of factors, including the Company's ability to obtain adequate occupancy, licensing and other required governmental permits on a timely basis, and to control construction costs and project completion schedules for the projects currently under construction. In addition, numerous factors outside the Company's control will impact the successful completion of its development projects, including shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the method of applying such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes and adverse weather. There can be no assurance that the Company will not encounter delays in completing its existing development program or that it will be successful in developing and constructing any other assisted living facilities. Also, there can be no assurance that completed facilities will achieve targeted occupancy rates or otherwise be economically successful. The Company's inability to complete its existing development plans or the delay of those plans could have a material adverse effect on its business, results of operations and financial condition.

     Acquisition Risks; Difficulties of Integration. To date, the Company's growth rate has been significantly increased by acquisitions. Based on capital availability, the Company may continue to expand its business through strategic acquisitions. Pursuit of an acquisition strategy entails the risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. The Company's success in effecting acquisitions will depend on numerous factors, including its ability to identify suitable acquisition candidates and negotiate acceptable purchase terms, the competition for acquisitions, the Company's ability to finance acquisitions, and the availability of appropriate government licenses and approvals. Successful integration of acquired businesses will depend on the Company's ability to effect any required changes in operations or personnel, and may require renovation or other capital expenditures or the funding of unforeseen liabilities. There can be no assurance that the Company will consummate future acquisitions, that operations of acquired facilities can be successfully integrated or that acquired operations will be profitable.

     Substantial Fixed Charges; Pledge of Assets. The Company leases most of its facilities under long-term operating leases. Lease and debt service obligations of the Company for Fiscal 1999 aggregated approximately $11,500,000. Leases generally provide for rent increases and require the Company to pay taxes, utilities and insurance obligations. All of the Company's managed facilities (including the 18 under construction) are financed by operating leases. The Company intends to continue to acquire the leasehold interests of facilities financed under the Black-Box Structure and thus expects that the amount of its lease-related obligations will increase as the Company pursues this strategy. As a result, an increasing portion of the Company's cash flow will be devoted to lease payments and debt service, which will reduce the amount of cash flow otherwise available to support the Company's growth. Such leases and mortgages also typically contain rent coverage and other financial covenants. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required lease and debt service payments or that the financial performance of the Company or of particular subsidiaries or facilities will be adequate to meet applicable financial covenants. Any payment or other default could cause a lender to foreclose upon any collateral securing the indebtedness or, in the case of an operating lease, could terminate the lease, resulting in a loss of revenue and asset value to the Company. In certain cases, indebtedness secured by real estate of a facility is also secured by a pledge of the Company's operating interest in the facility and, in certain other cases, indebtedness and facility leases are secured by a pledge of stock of certain of the Company's subsidiaries. Since most of the Company's leases and financing agreements contain cross-default and cross-collateralization provisions, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's other obligations and properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues "special fraud alerts" which address specific areas of concern. The federal government, through the Office of Inspector General, recently released a model compliance plan for home health agencies. The model plan identifies a number of risk areas and requires the home health agency to exercise oversight over parties with which it does business. Federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. The Company has elected to become a Medicaid provider in several states with respect to its assisted living facilities. Such entities are subject to all of the requirements applicable to Medicaid providers, including the anti-fraud and abuse legislation. Although the Company believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

     The Americans with Disabilities Act of 1990 requires all places of public accommodation to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties comply with present requirements or are exempt there from, if required changes involve a greater expenditure than anticipated or must be made more quickly than anticipated, additional costs will be incurred by the Company. Further legislation may impose additional burdens or restrictions relating to access by disabled persons. The costs of complying with any new legislation could be substantial.

     The Company is also evaluating the impact of the recent report issued by the United States General Accounting Office in April, 1999 entitled "Assisted Living Quality-of-Care and Consumer Protection Issues in Four States" (the "GOA Report") on its methods of delivery. Generally, the GAO Report found that assisted living facilities do not routinely provide prospective residents with key information they need so they can compare what several facilities offer and determine whether a facility is appropriate for their needs. The GAO Report also found that some assisted living residents are encountering quality of care and consumer protection problems. Due to the recent nature of the GAO Report, the Company cannot predict the impact on its methods of delivery. The Company will continue to evaluate the issues raised by the GAO Report and will take what actions, if any, are required to provide adequate quality of care and consumer protections to its residents.

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

     Geographic Concentration of Business. Currently, a substantial portion of the Company's facilities, including facilities under construction for independent Operators/Lessees, are located in Pennsylvania and Missouri. Operating revenues attributable to the Company's business in those two states accounted for approximately 95% , 94% and 92% of the Company's total operating revenues for the years ended June 30, 1997, 1998, and 1999, respectively. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation and under development. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Change of Control. The acquisition by one or more related persons of 50% or more of the Common Stock of the Company constitutes a default under certain leases pertaining to the facilities leased or managed by the Company and may result in the termination of such leases or the exercise of other remedies thereunder by the lessor. See "Certain Relationships and Related Transactions", which is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. Other financing arrangements of the Company contain similar change of control provisions which may result in the termination of such arrangements or the exercise of other remedies thereunder upon a change of control of the Company (as defined in such arrangements).

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

     Labor Costs. The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. The current economic condition, with its resulting low unemployment rates, has also created a tremendous challenge for the Company. Finding, training and retaining good personnel is a major objective of the Company. Currently, none of the Company's employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur labor costs higher than those of competitors with non-union employees. The Company's business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

     Potential Volatility of Stock Price. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many health care companies and which have often been unrelated to the operating performance of these companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in periodic operating results, changes in management, future announcements concerning the Company, legislative or regulatory changes, general trends in the industry and other events or factors. See
"Business -- Competition" and "Business -- Government Regulation."

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

                               EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 22, 1999:

NAME                                 AGE                        POSITION
----                                 ---                        --------
Brad E. Hollinger..................  45    Chairman of the Board, President and Chief
                                           Executive Officer and a Director
Clint T. Fegan.....................  41    Chief Financial Officer
Stephen G. Marcus..................  46    Chief Operating Officer
Gary W. Anderson...................  49    Executive Vice President -- Operations
Robin L. Barber....................  36    Senior Vice President and Counsel, Assistant
                                           Secretary
Robert J. Sutton...................  50    Vice President -- Corporate Services, Secretary
Diane M. Borger....................  43    Vice President, Treasurer

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

     Clint T. Fegan has served as Chief Financial Officer of the Company since February 1999. Mr. Fegan served as Vice President-Corporate Controller for the Company from July 1998 until February 1999 and as Corporate Controller from July 1997 until June 1998. From 1994 to 1997, he served as Corporate Controller of Wilmac Corporation, a privately owned nursing home and assisted living company. From 1987 to 1994, Mr. Fegan was a senior manager in the KPMG Peat Marwick LLP health care audit practice.

     Stephen G. Marcus has served as the Chief Operating Officer of the Company since January 1998. Prior to joining the Company, he served as President of SelectRehab, a subsidiary of Horizon/CMS Healthcare corporation, from July 1994 to November 1997 and in various capacities during seven years with CMS, including Senior Vice President -- Unit Management Group from January 1993 through July 1994, as Senior Vice President Development from July 1991 through December 1992 and as Vice President -- Development from August 1987 through July 1991. From April 1986 through July 1987, Mr. Marcus was Regional Vice
President -- Operations for the Southeastern Regional Office of Rehab Hospital Services Corporation ("RHSC") and, from January 1985 through March 1986, Executive Director/Chief Executive Officer of Garden State Rehabilitation Hospital, an RHSC facility.

     Gary W. Anderson has served as the Executive Vice President -- Operations for the Company since July 1999. Prior to joining the Company, Mr. Anderson served as Senior Vice President of Operations for Alterra Healthcare Corporation from April 1995 until July 1999, where he was responsible for over 150 freestanding assisted living and Alzheimer's-focused facilities. From 1992 to 1995, he served as General Manager for Marriott Senior Living Services, a senior care company and division of Marriott International, Inc. Mr. Anderson has more than 25 years of experience in the senior care industry, including post graduate studies, governmental regulation and industry executive positions.

     Robin L. Barber has served the Company as Senior Vice President and Counsel since February 1999, as Vice President -- Legal Services from September 1997 to January 1999, as Director -- Legal Services from February 1996 to August 1997, and as legal consultant from October 1995 to January 1996. Prior to joining the Company, she was in private practice with the law firm of Eckert Seamans Cherin & Mellot LLP from June 1993 until August 1995. Ms. Barber is the sister-in-law of Brad E. Hollinger.

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

ITEM 2--PROPERTIES

     The Company's corporate office is located in Mechanicsburg, Pennsylvania. In addition to its corporate office, as of June 30, 1999, the Company operated a total of 52 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina, Virginia, Ohio, West Virginia, Tennessee, and Florida, as well as a home health care agency in Missouri and ten rehabilitation therapy operations located in Pennsylvania and Arkansas. The buildings range in size from 27,000 square feet to 68,000 square feet and are adaptable to construction on sites ranging from two to five acres. The Company owns seven, leases 34 and manages 28 senior living and health care facilities in these states. A more detailed outline of information with regard to the various properties that the Company owns, manages and leases can be found at "Operating Facilities" in Part I.

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

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5-- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER'S MATTERS

PRICE RANGE AND HOLDERS OF COMMON STOCK

     The Common Stock of the Company has been listed on the American Stock Exchange and traded under the symbol "BAL" since February 12, 1998. The following table sets forth for the Fiscal periods indicated the high and low sales prices of the Common Stock as reported on the American Stock Exchange. No cash dividends were paid on the Common Stock during such periods.

                                                              HIGH    LOW
                                                              ----    ---
Fiscal year ended June 30, 1999:
  1st Quarter...............................................  $ 7 3/4 $4 3/8
  2nd Quarter...............................................    8 1/4  4 3/4
  3rd Quarter...............................................    8 1/2  2
  4th Quarter...............................................    2 3/4  1 7/8
Fiscal year ended June 30, 1998:
  3rd Quarter (from February 12, 1998)......................   10 5/8  6 3/4
  4th Quarter...............................................   10      6 3/4

     On September 22, 1999, the last reported sales price for the Common Stock as reported on the American Stock Exchange was $1.25 per share. The number of holders of record of the Common Stock on September 22, 1999 was approximately 100 (approximately 2,209 beneficial owners).

DIVIDENDS

     The Company has not paid or declared any dividends on its capital stock since its inception. The Company intends to retain earnings for support of its operations and future development of its business and will not distribute them to stockholders as dividends. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition an Results of Operations Liquidity and Capital Resources."

PRIVATELY PLACED SECURITIES

     The Company issued warrants to purchase shares of Common Stock, as follows, in transactions intended to be exempt from the registration requirements of the Securities Act of 1993, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. The warrants were issued in consideration for certain services and financing arrangements with the Company.

                       WARRANT      NUMBER OF   EXERCISE
DATE OF ISSUANCE        HOLDER      WARRANTS     PRICE      TERM           EXERCISABLE
----------------     ------------   ---------   --------   -------   ------------------------
August 17, 1998      Hakman & Co      3,000      $5.56     3 years   1 yr. from date of grant
September 1, 1998    Dale Cordial    23,750      $4.00     5 years   Vested Immediately
September 15, 1998   Hakman & Co      3,000      $4.94     3 years   1 yr. from date of grant
November 3, 1998     Hakman & Co      3,500      $7.19     3 years   1 yr. from date of grant
December 23, 1998    Hakman & Co        500      $6.81     3 years   1 yr. from date of grant

ITEM 6--SELECTED FINANCIAL DATA

                                                                YEARS ENDED JUNE 30,
                                                      ----------------------------------------
                                                        1999       1998       1997       1996
                                                      --------    -------    -------    ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................................  $ 78,446    $88,888    $49,480    $  811
Operating Income (Loss).............................  $(24,023)   $ 2,480    $(3,787)   $ (814)
Net Income (Loss)...................................  $(23,637)   $ 3,575    $(4,492)   $ (909)
Net Income (Loss) Per Diluted Share.................  $  (1.41)   $  0.28    $ (0.66)   $ (.34)
Weighted Average Shares -- Diluted..................    16,713     12,928      6,763     2,696
Cash & Cash Equivalents.............................  $  8,160    $15,481    $ 7,908    $  567
Total Assets........................................  $ 71,055    $85,972    $33,017    $7,292
Long-term Obligations...............................  $ 16,535    $ 8,847    $12,117    $5,121
Redeemable Preferred Stock..........................  $     --    $    --    $13,249    $   --
Stockholders' Equity (Deficit)......................  $ 38,358    $61,859    $(1,444)   $1,124

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the years ended June 30, 1999, 1998 and 1997, and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors," section in Part I of this report.

OVERVIEW

     The Company was formed in April 1995 to develop senior care continuums which meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. The Company utilizes assisted living facilities in selected markets as the primary entry point and service platform and has developed the balanced care continuums consisting of various health care and hospitality services, including, where appropriate, rehabilitation therapies, physical, occupational and speech therapy, home health care services on an intermittent basis, dementia and Alzheimer's services and skilled care delivered in a skilled nursing setting.

     On February 18, 1998, the Company completed its initial public offering for 7,000,000 shares of its common stock, par value $.001 per share ("Common Stock") at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, the 5,009,750 shares of Series B Preferred Stock and 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four reverse split of common stock effective October 14, 1997). In connection with the Offering, the Company granted the underwriters an option to purchase 1,050,000 additional shares of Common Stock at $6.50 per share. The closing for this option was on March 17, 1998. The Offering, including the exercise of the underwriters' option, generated proceeds to the Company of approximately $46,357,000, net of costs and underwriting discounts and commissions. The proceeds were used to repay indebtedness of approximately $29,675,000 incurred to fund the purchase of four acquisitions (seven facilities) completed from October 1997 through January 1998, and to pay off indebtedness of $5,019,000 related to the Company's Wisconsin assisted living facilities in anticipation of their sale. The balance of the Offering was used for general corporate purposes.

     The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at June 30, 1999 and 1998:

                                                                          JUNE 30,
                                             -------------------------------------------------------------------
                                                           1999                               1998
                                             --------------------------------   --------------------------------
                                             OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                             -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living Facilities.......   --        6       28       34      --        1       11       12
Acquired Assisted Living Facilities........    5       13       --       18      13       12       --       25
Skilled Nursing Facilities.................    2       11       --       13       2       11       --       13
Independent Living Facilities..............   --        4       --        4      --        4       --        4
                                               --      --       --       --      --       --       --       --
                                               7       34       28       69      15       28       11       54
                                               ==      ==       ==       ==      ==       ==       ==       ==

     As of June 30, 1999, the Company has operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia and Florida. These operating facilities have a capacity for 3,266 assisted living residents, 1,294 skilled nursing patients and 117 independent living residents. The Company also operates a home health care agency in Missouri and rehabilitation therapy operations in Pennsylvania and Arkansas. In December 1998, the Company sold its seven owned assisted living facilities in Wisconsin, which had been carried as an asset held for sale since June 30, 1997.

     In addition to the 34 Outlook Pointe(R) signature series assisted living facilities opened as of June 30, 1999, the Company has signed agreements to develop and manage an additional 18 assisted living facilities currently under construction, which are scheduled to open at various dates through April 2000. In addition to increasing the depth of the Company's operations in Pennsylvania, Missouri, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia and Florida, the construction will add operations in Indiana and Maryland.

     The Company generates revenue from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care, homehealth, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and homehealth services provided to assisted living facility residents. Resident services include all revenues earned from services provided to assisted living facility residents except revenues for therapies and home health care services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for real estate investment trusts ("REIT") and other owners or lessees. As the Company implements its business plan, management believes that the mix of the Company's revenues will continue to change and that revenues from assisted living resident services will increase as a percentage of total revenues.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) development, general and administrative expenses, which primarily include corporate office expenses, regional office expenses, development expenses and other overhead costs; (iii) provisions for losses, which include losses relating to the curtailment of development activities which were previously capitalized, losses relating to working capital advances made under shortfall funding agreements, and losses from severance agreements; (iv) bad debt expense for the skilled nursing, assisted living and therapy services; (v) lease expense which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (vi) depreciation and amortization. In anticipation of its planned growth, the Company made significant investments in its infrastructure during Fiscal 1997 and 1998. These investments included attracting management and regional personnel and installing information systems to support and manage growth.

STRATEGIC CHANGES AND CHARGES TO OPERATIONS

     As discussed in prior reports, the Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from Real Estate Investment Trusts ("REITs") and other lenders. More specifically, the availability of REIT financing has become substantially limited for new assisted living construction. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees has become increasingly difficult due to accounting pronouncements and guidance issued by the Emerging Issues Task Force ("EITF") and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) has increased due to its extensive use of operating leases to finance the construction of its Outlook Pointe(R) assisted living facilities.

     As a direct result of the foregoing, the Company has been unable to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. In recognition of these events and circumstances, in Fiscal 1999, the Company (i) concluded that development fees on new projects would not qualify for income recognition under contract terms considered acceptable by management; (ii) decided to emphasize the focus of management's efforts on the operations of existing facilities and/or facilities which are under construction; (iii) decided to substantially reduce its development activities with respect to new sites and projects; and (iv) recorded a provision for losses on development activities of $13,050,000. This provision is based on management's evaluation of capitalized costs, including land option payments and includes substantially all of the previously capitalized costs relating to the precontract phase of development activities. Management has taken these steps to focus on building market share in existing markets, to channel its financial and human resources into meeting facility occupancy goals, and to build brand recognition throughout the Balanced Care continuum of services. The Company had 18 assisted living facilities under construction at June 30, 1999, all with financing agreements. If and when, capital becomes available to the Company on acceptable terms, the Company expects to implement a program of limited development consisting of approximately four to five projects per quarter that meet the Company's development standards.

     Due to the downscaling of development activity of the Company's Outlook Pointe(R) facilities, management adopted a corporate restructuring plan in Fiscal 1999 affecting certain departments and staff positions. This restructuring plan resulted in non-recurring charges of approximately $1,600,000, representing the estimated costs of employee terminations and related costs to exit these activities. The Company expects these actions to reduce development, general and administrative expenses by approximately $2,000,000 annually. The cost savings will be partially offset by incremental increases in development general and administrative expenses related to the Company's increased investment in marketing and regional operating positions.

     In addition to the charge of $13,050,000 related to the reduction of development activities, certain of the Outlook Pointe(R) signature series assisted living facilities had experienced slower than budgeted census ramp ups and, as a result, incurred greater than budgeted negative cash flows from start up operations. During Fiscal 1999, the Company incurred losses related to obligations under the shortfall funding agreements (discussed in more detail under "Business-Development" in Part I of this report) in the amount of $4,660,000 to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against receivables on advances to Operator/Lessees.

     Of the 52 Outlook Pointe(R) facilities open (34) or under construction (18) and managed by the Company at June 30, 1999, the Company estimates it may be required to make future working capital shortfall contributions in connection with 28 managed projects. The Company estimates that it may be required to make additional funding advances of $3,000,000 through June 30, 2000. The additional working capital needs relate primarily to projects that closed on construction financing on or before March 31, 1998.

CENSUS TRENDS

     Operationally, the Company has begun to see the results of the Company's emphasis on operations and marketing implemented in February 1999. By the end of the Fiscal year, the Company improved its average census absorption rate at the Outlook Pointe(R) signature series assisted living communities from 6.28 residents per building for the September 30, 1998 quarter to 11.4 residents per building for the last three months. The

Company attributes this improvement to the Company's increased investment in marketing, a new professionally trained and managed sales team, and a focused community outreach initiative over the past 9 months. We believe the positive effects of the marketing and sales training program and the refined positioning of the product in the marketplace will continue to increase the Company's average quarterly census absorption rate.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In Fiscal 1999, the Company had three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     See Note 20 to the Consolidated Financial Statements for financial data for each of the Company's operating segments.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                              1999     1998     1997
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Total revenue...............................................  100.0%   100.0%   100.0%
Operating expenses:
  Facility operating expenses...............................   70.7     70.0     80.6
  Development, general and administrative expenses..........   16.3     13.4     11.4
  Provision for losses on development activities............   16.6       --       --
  Provision for losses under shortfall funding agreements...    6.0       --       --
  Provision for losses under severance agreements...........    2.0       --       --
  Bad debt expense..........................................    2.6      0.8      0.1
  Lease expense.............................................   13.7     10.6     11.0
  Depreciation and amortization.............................    2.7      2.4      1.4
  Write-down of long-lived assets...........................     --       --      3.2
                                                              -----    -----    -----
Income (loss) from operations...............................  (30.6)     2.8     (7.7)
Other income (expense):
  Interest and other income.................................    1.0      0.8      0.5
  Interest expense..........................................   (0.8)    (2.0)    (1.8)
  Gain (loss) on sale of assets.............................   (0.4)     3.2       --
                                                              -----    -----    -----
Income (loss) before income taxes...........................  (30.8)     4.8     (9.0)
Provision for income taxes..................................   (0.7)     0.8      0.1
                                                              -----    -----    -----
Net income (loss)...........................................  (30.1)     4.0     (9.1)
                                                              =====    =====    =====

  YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     Total Revenue. Total revenue for Fiscal 1999 decreased by $10,442,000 to $78,446,000 compared to $88,888,000 for Fiscal 1998. This decrease was the result of: (i) decrease in patient service revenues of $10,195,000, which was primarily the result of PPS and a lower census at the Company's skilled nursing facilities, offset by a $1,393,000 increase due to a skilled nursing facility acquisition on January 1, 1998; and (ii) decreased development fees of $5,486,000 related to the Company's decision to reduce development activities. These decreases were partially offset by additional resident service revenues of $4,509,000, primarily from facilities acquired during, or subsequent to, Fiscal 1998. Patient services comprised 61% and 65% of total revenues for Fiscal 1999 and for Fiscal 1998, respectively. The decrease in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living development and operations, and the decrease due to PPS.

     Operating Expenses. Total operating expenses increased by $16,061,000 to $102,469,000 for Fiscal 1999 from $86,408,000 for Fiscal 1998. This increase was primarily attributable to: (i) the provision for losses on termination of development activities of $13,050,000; (ii) increased expenses of $6,224,000 at facilities acquired during or after the year ended June 30, 1998; (iii) the provision for losses under shortfall funding agreements of $4,660,000; (iv) the $1,600,000 provision for severance losses; and (v) a $904,000 increase in development, general and administrative expenses. These increases were partially offset by the decreased operating expenses of $10,531,000 at the Company's skilled nursing facilities as a result of cost reduction efforts primarily in the area of therapy delivery.

     Facility operating expenses for Fiscal 1999 decreased by $6,724,000 to $55,474,000 from $62,198,000 for Fiscal 1998. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in a reduction in costs of approximately $11,089,000, primarily in the area of therapy delivery. These cost savings were offset by increased costs of $4,674,000 at new assisted living facilities which were acquired during, or after, the December 1997 quarter. As a percentage of total revenue, facility operating expenses were 70.7% for Fiscal 1999, and 70.0% for Fiscal 1998.

     Development, general and administrative expenses increased by $904,000 to $12,781,000 for Fiscal 1999 from $11,877,000 for Fiscal 1998. As a percentage of total revenue, these expenses increased to 16.3% for Fiscal 1999 from 13.4% for Fiscal 1998. The increase was attributable to the growth in the number of facilities owned, leased or managed.

     Information concerning the provision for losses on termination of development activities of $13,050,000, the provision for losses under shortfall funding agreements of $4,660,000 and the provision for severance losses of $1,600,000 are discussed above under "Strategic Changes" and "Charges to Operations".

     Bad debt expense increased by $1,322,000 to $2,044,000 in Fiscal 1999 from $722,000 in Fiscal 1998. The additional expense primarily relates to the therapy receivables, at the Company's skilled nursing facilities and rehabilitation services agencies.

     Lease expense increased by $1,273,000 to $10,715,000 for Fiscal 1999 from $9,442,000 for Fiscal 1998. This increase was primarily the result of rents at acquired facilities and as a result of the sale/leaseback of two owned assisted living facilities, as well as rental increases under lease agreements at existing facilities. As a percentage of total revenue, these expenses totaled 13.7% for Fiscal 1999 and 10.6% for Fiscal 1998.

     Depreciation and amortization decreased by $24,000 to $2,145,000 for Fiscal 1999 from $2,169,000 for Fiscal 1998. The decrease resulted from the sale of the Wisconsin facilities and the sale/leaseback of two facilities.

     Other Income (Expense). Interest and other income for Fiscal 1999 increased by $65,000 to $780,000 from $715,000 in the Fiscal 1998. The increase is primarily attributable to the higher level of invested funds from the proceeds of the Offering in February 1998. Interest expense for Fiscal 1999 decreased by $1,151,000 to $647,000 from $1,798,000 for Fiscal 1998. This was primarily due to the repayment of $29,675,000 in bridge financing borrowed for the purchase of six assisted living facilities and one nursing home between October 1997 and January 1998, and the repayment of $5,019,000 in debt on the Company's Wisconsin assisted living facilities in June 1998. Both loans were repaid from proceeds of the Offering.

     In Fiscal 1999, the Company sold all the fixed assets including land and buildings of two of its facilities: a skilled nursing facility in Bloomsburg, Pennsylvania and an assisted living facility located in Saxonburg,

Pennsylvania for net proceeds of approximately $8,901,000 under a sale/leaseback transaction. Also in Fiscal 1999, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale since June 30, 1997. The sale of the above assets resulted in a loss of $302,000. The gain on sale of assets in Fiscal 1998 was the result of the company's sale of principal assets and operations of a pharmacy in October 1997 for approximately $4,700,000, net of transactions costs. This resulted in a non-recurring gain of $2,858,000.

     Provision for Income Taxes. The provision for income taxes includes an income tax benefit of $555,000 for Fiscal 1999. The Company established a valuation allowance of approximately $8,933,000 for Fiscal 1999. For Fiscal 1998, income tax expense of $680,000 is based on the company's estimated effective tax rate of 16%. The effective rate is lower than the statutory rate due to the reversal of a valuation allowance on deferred tax asset from net operating losses.

     Net Income (Loss). The Company's net loss of $23,637,000 for Fiscal 1999 from a net income of $3,575,000 for Fiscal 1998, is a decrease of $27,212,000. This decrease in net income resulted primarily from: (i) the provisions for losses on termination of development activities, under shortfall funding arrangements and severance of $19,310,000, (ii) reduced profitability from development activities of $6,569,000, (iii) decreased gain on sale of assets of $3,160,000, and (iv) reduced profitability in the Company's skilled nursing facilities of approximately $1,570,000, primarily due to the implementation of PPS and a lower census. These amounts were partially offset by (i) the contribution of $1,994,000 from the assisted living facilities and (ii) reduced income taxes of $1,235,000.

  YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     Total Revenue. Total revenue for Fiscal 1998 increased by $39,408,000 to $88,888,000 compared to $49,480,000 for Fiscal 1997. This increase was the result of: (i) patient and resident service revenues of $28,039,000 primarily from facilities acquired or opened, during or subsequent to the 1997 Fiscal year; and (ii) increased development and management fee revenues of $10,759,000 due to the Company's expanded development and management efforts.

     Patient services comprised 65% and 84% of total revenues for Fiscal 1998 and Fiscal 1997, respectively. The decrease in the percentage of total revenues was due to the Company's focus on assisted living operations and development. The high percentage of patient services revenues to total revenues in relation to the number of skilled nursing facilities to total facilities is due to the significantly higher rate and cost structures of the skilled nursing facilities.

     Operating Expenses. Total operating expenses increased by $33,141,000 to $86,408,000 for Fiscal 1998 from $53,267,000 for Fiscal 1997. The increase in total operating expenses in 1998 is attributable primarily to: (i) increases in facility operating expenses as a result of new facilities which were developed and acquired; and (ii) increases in development, general and administrative expenditures related to building the Company's infrastructure to support and manage its development and growth.

     Facility operating expenses for Fiscal 1998 increased by $22,325,000 to $62,198,000 from $39,873,000 for Fiscal 1997. The increase in 1998 is the result of new facilities which were developed or acquired, during or after the 1997 Fiscal year. As a percentage of total revenue, facility operating expenses were 70.0% for 1998 and 80.6% for 1997. The percentage decreased due to the change in the revenue mix including the increase in development and management fees.

     Development, general and administrative expenses increased by $6,224,000 to $11,877,000 for Fiscal 1998 from $5,653,000 for Fiscal 1997. As a percentage of total revenue, these expenses increased to 13.4% for 1998 from 11.4% for 1997. Of the $6,224,000 increase in 1998, approximately $3,629,000 resulted from labor costs relating to the addition of new corporate and regional office staff to plan and manage the Company's actual and anticipated development and growth. The remaining $2,595,000 was attributable to other marketing, consulting, development, travel and other general expenses related to the Company's growth.

     Bad debt expense increased by $682,000 to $722,000 for Fiscal 1998 from $40,000 for Fiscal 1997. This increase was attributable to additional reserves at the Company's skilled nursing facilities.

     Lease expense increased to $9,442,000 for Fiscal 1998 from $5,417,000 for Fiscal 1997, an increase of $4,025,000. This increase is the result of new facilities which were developed or acquired, during or after the 1997 Fiscal year. As a percentage of total revenue, these expenses totaled 10.6% for 1998 and 10.9% for 1997.

     Depreciation and amortization increased by $1,476,000 to $2,169,000 for Fiscal 1998 from $693,000 for Fiscal 1997. This increase resulted from the additional depreciation and amortization on assets acquired and goodwill recorded as a result of acquisitions.

     In June 1997, management determined that the Wisconsin market did not provide adequate opportunity to achieve the operational efficiencies necessary to operate profitably. At June 30, 1997, the Company committed to a plan for the disposal of its Wisconsin assisted living facilities. A non-recurring non-cash charge of $1,591,000 was recorded in Fiscal 1997 to write these assets down to their estimated fair value.

     Other Income (Expense). Interest and other income for Fiscal 1998 increased by $450,000 to $715,000 from $265,000 in Fiscal 1997. The increase is attributable to the higher level of invested funds due to receipt of proceeds from the sale of shares of Series B Convertible Preferred Stock in Fiscal 1997 and the Offering in Fiscal 1998. Interest expense for Fiscal 1998 increased by $881,000 to $1,798,00 from $917,000 in Fiscal 1997. This was primarily due to the interest on the $29,675,000 of bridge financing borrowed for the purchase of six assisted living facilities and one skilled nursing facility from October 1997 through January 1998. The acquisition bridge financing was repaid on February 26, 1998 with proceeds of the Offering. The gain on sale of assets in Fiscal 1998 was the result of the Company's sale of the principal assets and the operation of a pharmacy in October 1997 for approximately $4,700,000, net of transaction costs. This resulted in a non-recurring gain of $2,858,000.

     Provision for Income Taxes. Income tax expense of $680,000 for 1998 is based on the Company's estimated effective tax rate of 16% for the 1998 Fiscal year. The effective rate is lower than the statutory rate due to the reversal of a valuation allowance on deferred tax assets from net operating losses. Income tax expense of $53,000 for Fiscal 1997 resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

     Net Income (Loss). The Company's net income increased to $3,575,000 for Fiscal 1998 from a net loss of $(4,492,000) for Fiscal 1997, an increase of $8,067,000. This increase in net income resulted primarily from: (i) the pretax contribution of $6,530,000 from increased development activities; (ii) the pharmacy gain of $2,858,000 ; (iii) the pretax contribution of the 11 assisted living and three skilled nursing facilities acquired in Pennsylvania from May 1996 through January 1998 of $782,000; and (iv) the writedown of the Wisconsin facilities in the 1997 Fiscal year of $1,591,000. These amounts were partially offset by (i) start-up operating losses of $1,376,000 from the Company's Outlook Pointe facilities prior to the sale of the leasehold interests to an operator/lessee on January 1, 1998; (ii) reduced profitability at the Company's Missouri skilled nursing facilities of $1,098,000; (iii) increased losses at the Wisconsin assisted living facilities held for sale of $318,000; and (iv) increase income tax expense of $627,000.

     Medicare Reimbursement Changes. The Balanced Budget Act of 1997 (the "Budget Act") enacted sweeping changes in reimbursement methodology for skilled nursing facilities. Beginning July 1, 1998, skilled nursing providers with year ends of June 30, were reimbursed under a fixed payment methodology based upon the patient's level of care as opposed to a cost-based methodology. The new methodology assigns patients into Resource Utilization Groupings ("RUG") that have corresponding fixed per diem rates. The new methodology has a three (3) year phase-in-program whereby providers will receive a blending of historical facility-specific cost and national average rates. The facility-specific costs are based on 1995 audited cost reports. The national average rates are the Health Care Financing Administration's ("HCFA's") compilation of all skilled nursing cost reports with adjustments made to reduce or eliminate certain data.

     The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. To maximize operating results under the new regulations the Company embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a re-negotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity; (iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. The financial impact of these operational changes and the new Medicare reimbursement rates are reflected in the Fiscal 1999 operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company changed its focus to operations from development, the Company's capital requirements and sources also changed. Historically the Company primarily sought development and acquisition capital, using development fees to support operating losses and corporate overhead. With the increased emphasis on operations the Company entered into financing transactions to access liquidity to provide the funds to support the operating team's efforts.

     In March 1999, the Company received approximately $9 million in cash through the sale/leaseback of two of its owned facilities located in Bloomsburg and Saxonburg, Pennsylvania with an independent third party (the "Sale/Leaseback Transaction") under a fifteen-year lease agreement at an annual lease rate of 10.25%.

     In April 1999, the Company entered into a $15 million revolving Line of Credit. The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc. and Balanced Care at North Ridge, Inc. (collectively, the "Real Estate Borrowers")) and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities. The Line of Credit is for a term of three years, and outstanding borrowings will bear interest at a rate per annum of prime plus 2.75%. In July 1999, the terms of the Line of Credit Agreement were amended. The first amendment modified certain definitions and provisions and the borrowing base calculation. The second amendment increased the Line of Credit to $20 million and added to the lender's secured interest the real estate of two of the Company's subsidiaries: BCC at Republic Park Care Center, Inc. and BCC at Nevada Park Care Center, Inc. (together, the "Skilled Nursing Facility Borrowers").

     The primary component of the borrowing base for the amended and restated Line of Credit that the Company is utilizing consists of 85% of the product of
8.0 to 8.5 times EBITDA of the Real Estate Borrowers plus 85% of the product of 6 times EBITDA of the Skilled Nursing Facility Borrowers. Including the amendments to the Line of Credit Agreement, the borrowing base available (calculated as of June 30, 1999) was approximately $14 million. At June 30, 1999, $7.4 million was borrowed under the Line of Credit.

     In a simultaneous transaction with the Second Amendment to the Line of Credit, the Company repaid the outstanding debt of $3.1 million for the real estate of two of its nursing home subsidiaries located in Republic and Nevada, Missouri. As a result of this transaction, the Company expects to report a loss on the early extinguishment of debt of approximately $740,000 in the first quarter of Fiscal 2000.

     The Company has opened 34 of its Outlook Pointe(R) signature series assisted living facilities as of June 30, 1999. As previously discussed, the Company has stopped seeking additional sites for Outlook Pointe(R) facilities. The Company has adequate financing to complete construction on the 18 facilities under construction at June 30, 1999. These facilities are expected to open on various dates through April 2000. The Company has terminated, or allowed the expiration of, significantly all of its land options on previously secured sites. The Company's costs associated with these cancelled land options are reflected in the provision for estimated losses from development activities. The Company had previously disclosed its expectations to develop more than 40 facilities during Fiscal 1999. As a result of the Company's revised development strategy, and the ongoing difficulty in obtaining development capital on acceptable terms, the Company closed on construction financing for six development projects during Fiscal 1999. If, and when, capital becomes available to the Company on acceptable terms, the Company will implement a program of limited development consisting of approximately four to five projects per quarter that meet the Company's development standards.

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

     For development projects utilizing the Black-Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/lessee may not sell its equity or assets to any third party other than the Company. The Company has closed 51 development projects for which the Company holds the foregoing type of option. Between March and June 1999, the Company exercised its option to purchase the Operator/Lessee's equity interests in five projects financed under the Black Box Structure for a total purchase price of approximately $2.9 million. In conjunction with the purchase transactions, the Company increased the lease base of the five facilities by $3.8 million. These projects are located in Harrisburg, Altoona and Reading, Pennsylvania and in Sherwood and Mountain Home, Arkansas. The Company estimates it will require approximately $40 -- 45 million to buy the equity of the 47 Outlook Pointe facilities that remain under the Black Box Structure over the next three years. The Company has obtained commitments from certain REITs that currently own developed properties under the Black Box Structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $30 million of the estimated $40 -- 45 million capital requirement. The balance will be funded with cash raised from financing transactions discussed above, possible asset divestitures and cash to be provided from operations. The Company plans to exercise its options to purchase the equity interests on approximately 16 of its managed operations during Fiscal 2000.

     As reported in the section titled "Charges to Operations," the Company has incurred a cumulative charge of $4.7 million representing advances made for the operations of facilities financed under the Black Box Structure under existing Shortfall Funding Agreements. The Company estimates additional shortfall funding requirements through June 30, 2000 to be approximately $3 million as the result of additional black box working capital financing.

     The Company currently is using more than $1 million each month to support corporate overhead and fund facility operating shortfalls. This amount is generally decreasing each month as facilities become more profitable as a result of increased census and cost reduction measures. The Company's other significant cash need is the $10-$15 million required to make option payments and buy back black box operations over the next two to three years. The Company will endeavor to make all option payments to preserve its purchase option, but may delay the purchase of black box operations, depending on capital availability. By continuing to make option payments the Company can preserve its right to acquire profitable assisted living facilities it currently manages. However, the profitable results will not be consolidated in the Company's financial statements until the purchase option is exercised. The Company would continue to receive management fees under the scenario.

     At August 31, 1999, the Company had a borrowing base under the Line of Credit of approximately $14 million and had borrowed $12.7 million. Between existing cash balances, remaining borrowing base, anticipated formula increases to the borrowing base of $3-$4 million and refinancing or selling non-core assets of $3.0 million, the Company expects to have adequate sources of liquidity to finance operations through Fiscal 2000.

     The Company believes that in order to satisfy its current and future capital needs, it will be necessary to: (i) increase the borrowing base availability on the Line of Credit through improved performance of The Real Estate Borrowers and negotiation of an increased EBITDA multiple in the borrowing base calculation for the Skilled Nursing Facility Borrowers; (ii) obtain additional equity to meet working capital needs; and (iii) divest certain non-core assets. The Company believes with its current financing arrangements in place or currently under negotiation that it will generate the cash needed to
(i) maintain existing operations; (ii) make the required purchase option payments under these commitments and (iii) acquire all Black Box Operations upon breakeven. Notwithstanding the foregoing, there can be no assurance that any additional financing needed to fund the Company's liquidity and growth will be available.

     Most of the facilities operated by the Company are leased under long-term operating leases. Facility obligations for the next 12 months are approximately $13,355,000. The lease documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, and (iii) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is in compliance with these lease covenants.

     The Company's lease arrangements are generally for initial terms of 9 to 15 years with aggregate renewal terms ranging from 15 to 25 years and provide for contractually fixed rent plus additional rent, subject to certain limits. The additional rent is capped at 2% to 3% of the prior year's total rent and is based on either the annual increase in gross revenues of the facility or the increase in the consumer price index. The Company's lease arrangements generally contain an option to purchase the facility at its fair market value at the end of the initial lease term and each renewal term.

     In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability Company ("FCI"). FCI is owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. FCI and its six wholly owned Operator/Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees. In October 1999, Mr. Hollinger expects to redeem his investment interest in FCI for nominal consideration.

OPERATING ACTIVITIES

     Cash used by operations increased by $4,319,000 to $10,411,000 for Fiscal 1999 from cash used by operations of $6,092,000 for Fiscal 1998. The increase in the cash used was due to increased operating losses and an increase in development contracts in process offset by a decrease in receivables and an increase in accounts payable, accrued payroll and accrued expenses.

INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities decreased by $23,065,000 to $4,530,000 for Fiscal 1999 from $27,595,000 for Fiscal 1998. The decrease related predominantly to acquisitions transacted. Cash provided by financing activities decreased by $33,640,000 to $7,620,000 for Fiscal 1999 from $41,260,000 for
Fiscal 1998. The decrease was a result of the Offering in Fiscal 1998 offset by the issuance of long term debt in Fiscal 1999. During Fiscal 1999, the Company used the cash remaining from the Offering for general corporate purposes.

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

     Phases. The committee has performed an inventory and risk assessment of the Company's internal operations systems, as well as an inventory of third party relationships and their impact on the Company. In response to requests, the committee has already received certification of year 2000 readiness from key hardware and software providers, including suppliers of critical data processing and financial systems. Internal testing of critical information systems will continue throughout 1999. No material deficiencies have been identified to date.

     Notwithstanding vendor certification of compliance, the Company has tested, and continues to test key hardware and software systems. For non-critical systems, and those that cannot be readily tested, the Company will rely on vendor certification.

     Material Third Parties. Based on the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships, its relationships with third party intermediaries for skilled nursing facility reimbursement under Medicare and Medicaid programs, and suppliers of basic utilities and food service to the Company's operating communities. The Company's third party reimbursement intermediaries and the Health Care Financing Administration have been proactive in testing for year 2000 compliance. Some intermediaries have required the submission of test billings that demonstrate year 2000 compatibility with their payment software. Where required, the Company completed these tests by December 31, 1998. Since April 1999, the Company has used Y2K compliant formats for Medicare claims processing. The risk of local infrastructure failure is mitigated by the Company's contingency planning addressed below. The committee is continuing to evaluate the year 2000 compliance of the Company's financial institutions to gain assurance regarding their year 2000 readiness.

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

     Risks and Contingency Plans. Based on its survey and testing, the Company believes the greatest risks to its ongoing operations are isolated local failures of utilities and food supplies. Accordingly, the Company has established contingency plans for its facilities that include the accumulation of two to three weeks of food and water and provision of back-up power sources.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk at June 30, 1999.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

        Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998 Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997
        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements
        Independent Auditors' Report
        Schedule II -- Valuation and Qualifying Accounts for the Years Ended June 30, 1999, 1998 and 1997

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,160    $15,481
  Receivables (net of allowance for doubtful receivables)
     (Note 4)...............................................    11,912     19,630
  Development contracts in process (Note 3).................     2,559      2,534
  Prepaid expenses and other current assets.................       973      1,203
  Assets held for sale......................................        --      2,800
                                                              --------    -------
          Total current assets..............................    23,604     41,648
Restricted investments......................................     2,714      1,596
Property and equipment, net (Note 7)........................    24,075     27,862
Goodwill, net (Note 2)......................................    15,293     13,466
Purchase option deposits (Note 17)..........................     2,974        322
Other assets................................................     2,395      1,078
                                                              --------    -------
          Total assets......................................  $ 71,055    $85,972
                                                              ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 8)................  $    450    $   177
  Accounts payable..........................................    10,016      9,132
  Accrued payroll...........................................     1,339      2,243
  Accrued expenses..........................................     4,357      3,714
                                                              --------    -------
          Total current liabilities.........................    16,162     15,266
Deferred income taxes (Note 13).............................        --        638
Long-term debt, net of current portion (Note 8).............    11,773      3,376
Straight-line lease liability...............................     3,537      3,053
Deferred revenue and other liabilities......................     1,225      1,780
                                                              --------    -------
          Total liabilities.................................    32,697     24,113
                                                              --------    -------
Commitments and contingencies (Notes 2, 3, 10, 11, 14 and
  17)
Stockholders' equity (Notes 9 and 15):
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................        --         --
  Preferred stock, Series A; authorized -- 1,150,958 shares;
     none outstanding.......................................        --         --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 16,722,847 shares in
     1999 and 16,695,343 shares in 1998.....................        17         17
  Additional paid-in capital................................    63,814     63,678
  Accumulated deficit.......................................   (25,473)    (1,836)
                                                              --------    -------
          Total stockholders' equity........................    38,358     61,859
                                                              --------    -------
          Total liabilities and stockholders equity.........  $ 71,055    $85,972
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                                1999       1998      1997
                                                              --------    ------    ------
Revenues:
  Patient services..........................................  $ 47,999    58,194    41,616
  Resident services.........................................    22,748    18,239     6,778
  Development fees..........................................     6,288    11,774     1,015
  Management fees...........................................     1,117       392        --
  Other revenues............................................       294       289        71
                                                              --------    ------    ------
          Total revenues....................................    78,446    88,888    49,480
                                                              --------    ------    ------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................    32,994    30,756    19,186
     Other operating expenses...............................    22,480    31,442    20,687
  Development, general and administrative expenses..........    12,781    11,877     5,653
  Provision for losses on development activities (Note
     10)....................................................    13,050        --        --
  Provision for losses under shortfall funding agreements
     (Note 11)..............................................     4,660        --        --
  Provision for losses under severance agreements (Note
     12)....................................................     1,600        --        --
  Bad debt expense..........................................     2,044       722        40
  Lease expense (including related parties of $435 in 1999,
     $5,042 in 1998 and $4,030 in 1997).....................    10,715     9,442     5,417
  Depreciation and amortization.............................     2,145     2,169       693
  Write-down of long-lived assets (Notes 5 and 6)...........        --        --     1,591
                                                              --------    ------    ------
          Total operating expenses..........................   102,469    86,408    53,267
                                                              --------    ------    ------
     Income (loss) from operations..........................   (24,023)    2,480    (3,787)
Other income (expense):
  Interest and other income.................................       780       715       265
  Interest expense..........................................      (647)   (1,798)     (917)
  Gain (loss) on sale of assets (Notes 5 and 6).............      (302)    2,858        --
                                                              --------    ------    ------
     Income (loss) before income taxes......................   (24,192)    4,255    (4,439)
Provision for income taxes (benefit) (Note 13)..............      (555)      680        53
                                                              --------    ------    ------
     Net income (loss)......................................  $(23,637)    3,575    (4,492)
                                                              ========    ======    ======
  Basic earnings (loss) per share...........................  $  (1.41)     0.31     (0.66)
                                                              ========    ======    ======
  Diluted earnings (loss) per share.........................  $  (1.41)     0.28     (0.66)
                                                              ========    ======    ======
  Weighted average shares -- basic..........................    16,713    11,616     6,763
                                                              ========    ======    ======
  Weighted average shares -- diluted........................    16,713    12,928     6,763
                                                              ========    ======    ======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                      PREFERRED A STOCK              COMMON STOCK
                              ---------------------------------   ------------------   ADDITIONAL
                              ISSUED               SUBSCRIPTION   ISSUED                PAID-IN     ACCUMULATED
                              SHARES   PAR VALUE      RIGHTS      SHARES   PAR VALUE    CAPITAL       DEFICIT      TOTAL
                              ------   ---------   ------------   ------   ---------   ----------   -----------   --------
Balance at June 30, 1996....   1,000      $1          $ 451        2,583      $ 3       $ 1,588      $   (919)    $  1,124
Stock dividend..............     151      --             --           --       --            --            --           --
Accretion of redemption
  value attributable to
  redeemable preferred
  stock.....................      --      --             --           --       --        (1,267)           --       (1,267)
Issuance of common stock....      --      --             --        1,442        2         2,172            --        2,174
Issuance of preferred
  stock.....................      --      --           (451)          --       --           451            --           --
Issuance of common stock
  purchase warrants.........      --      --             --           --       --         1,017            --        1,017
Net loss....................      --      --             --           --       --            --        (4,492)      (4,492)
                              ------      --          -----       ------      ---       -------      --------     --------
Balance at June 30, 1997....   1,151       1             --        4,025        5         3,961        (5,411)      (1,444)
Issuance of common stock....      --      --             --        8,050        8        46,349            --       46,357
Conversion of series A
  preferred stock...........  (1,151)     (1)            --          863        1            --            --           --
Accretion of redemption
  value attributable to
  redeemable preferred
  stock.....................      --      --             --           --       --        (1,253)           --       (1,253)
Conversion of series B
  preferred stock...........      --      --             --        3,757        3        14,498            --       14,501
Issuance of common stock
  purchase warrants.........      --      --             --           --       --           123            --          123
Net income..................      --      --             --           --       --            --         3,575        3,575
                              ------      --          -----       ------      ---       -------      --------     --------
Balance at June 30, 1998....      --      --             --       16,695       17        63,678        (1,836)      61,859
Issuance of common stock
  purchase warrants.........      --      --             --           --       --            45            --           45
Options exercised...........      --      --             --           28       --            91            --           91
Net loss....................      --      --             --           --       --            --       (23,637)     (23,637)
                              ------      --          -----       ------      ---       -------      --------     --------
Balance at June 30, 1999....      --      $--         $  --       16,723      $17       $63,814      $(25,473)    $ 38,358
                              ======      ==          =====       ======      ===       =======      ========     ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,    JUNE 30,    JUNE 30,
                                                                1999        1998        1997
                                                              --------    --------    --------
Cash Flows from Operating Activities:
Net income (loss)...........................................  $(23,637)     3,575      (4,492)
Adjustments to reconcile net income (loss) to net cash used
  for operating activities:
  Depreciation and amortization.............................     2,145      2,169         693
  Deferred income taxes.....................................      (638)       638          --
  Loss (gain) on sale of assets.............................       302     (2,858)         --
  Non-cash lease expense....................................        --         --       1,454
  Write-down of long-lived assets...........................        --         --       1,591
  Provision for losses on development activities............    13,050         --          --
  Provision for losses under shortfall funding agreements...     4,660         --          --
  Provision for losses under severance agreements...........     1,600         --          --
  Changes in operating assets and liabilities, excluding
    effects of acquisitions:
    Increase in receivables, net............................       (40)   (11,175)     (4,235)
    Increase in development contracts in process, net.......    (8,605)    (2,242)       (292)
    Decrease (increase) in prepaid expenses and other
      current assets........................................       341       (516)       (674)
    Increase in accounts payable, accrued payroll and
      accrued expenses......................................       411      4,317       5,340
                                                              --------    -------      ------
      Net cash used for operating activities................   (10,411)    (6,092)       (615)
                                                              --------    -------      ------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................    11,627      7,364          --
  Purchases of property and equipment.......................    (4,055)    (4,111)     (1,822)
  (Increase) decrease in restricted investments.............      (147)       229      (1,546)
  Increase in purchase option deposits and other assets.....    (5,229)      (464)     (1,544)
  Business acquisitions (Note 2)............................    (6,726)   (30,613)     (2,287)
                                                              --------    -------      ------
      Net cash used for investing activities................    (4,530)   (27,595)     (7,199)
                                                              --------    -------      ------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt..................    13,156        159         385
  Payments on long-term debt................................    (5,208)    (5,133)       (142)
  Proceeds from issuance of common stock....................        91     46,357         110
  Proceeds from issuance of Series A preferred stock........        --         --         451
  Proceeds from issuance of Series B preferred stock........        --         --      11,982
  Issuance of notes payable.................................        --     29,675       1,476
  Payments on notes payable.................................        --    (29,675)     (1,476)
  Increase (decrease) in straight-line lease liability......      (206)       (80)      1,679
  Increase (decrease) in other liabilities..................      (213)       (43)        690
                                                              --------    -------      ------
      Net cash provided by financing activities.............     7,620     41,260      15,155
                                                              --------    -------      ------
      Decrease in cash and cash equivalents.................    (7,321)     7,573       7,341
Cash and cash equivalents at beginning of year..............    15,481      7,908         567
                                                              --------    -------      ------
Cash and cash equivalents at end of year....................  $  8,160     15,481       7,908
                                                              ========    =======      ======
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $    951      1,843         927
                                                              ========    =======      ======
  Cash paid for income taxes................................  $     86         66          35
                                                              ========    =======      ======
Supplemental Non-cash Investing and Financing Activities:
  Assets and lease obligations capitalized..................  $    722        253          75
                                                              ========    =======      ======
  Fair value of stock purchase warrants granted.............  $     45        123       1,017
                                                              ========    =======      ======
  Accretion of redemption value of redeemable preferred
    stock...................................................  $     --      1,253       1,267
                                                              ========    =======      ======
  Acquisitions:
    Fair value of assets acquired...........................    (8,345)   (32,328)     (9,988)
    Liabilities assumed.....................................     1,619      1,715       5,636
    Fair value of stock issued..............................        --         --       2,065
                                                              --------    -------      ------
    Consideration paid for acquisitions.....................  $ (6,726)   (30,613)     (2,287)
                                                              ========    =======      ======

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) ORGANIZATION AND BACKGROUND

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and is engaged in the acquisition, development and operation of assisted living facilities and of other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, home health care and skilled nursing. As of June 30, 1999, the Company owned, leased or managed 56 assisted and independent living communities and 13 skilled nursing facilities and had 18 assisted living communities under development contracts (see Note 3). The Company also operated a home health agency and rehabilitation agencies. The Company's operations are located in Pennsylvania, Missouri, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia and Florida.

     On February 18, 1998, the Company closed its initial public offering for 7,000,000 shares of its common stock, par value $.001 per share ("Common Stock") at a price of $6.50 per share (the "Offering"). Concurrent with the Offering, 5,009,750 shares of Series B Preferred Stock and 1,150,958 shares of Series A Preferred Stock were converted into 4,620,532 shares of Common Stock (reflective of the three-for-four-reverse split of Common Stock effective October 14, 1997).

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

  (B) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

  (C) CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents at financial institutions which management believes are of high credit quality.

  (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, receivables, restricted investments and mortgage notes payable are reflected in the accompanying balance sheet at amounts considered by management to approximate fair value. Management generally estimates fair value of its long-term fixed rate notes payable using discounted cash flow analysis based upon the current borrowing rate for debt with similar maturities.

  (E) RESTRICTED INVESTMENTS

     Restricted investments consist of certificates of deposit that have been pledged as collateral for certain of the Company's lease commitments. The amounts are equivalent to three months' lease payments and are generally restricted through the initial lease term.

  (F) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation or, where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (see note 7). Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Cost of additions and betterments are capitalized.

  (G) GOODWILL

     Goodwill resulting from business acquisitions accounted for as purchases is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Goodwill is reviewed for impairment whenever events or circumstances provide evidence which suggests that the carrying amount of goodwill may not be recoverable. The Company evaluates the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted cash flows. At June 30, 1999 and 1998, accumulated amortization of goodwill was $766,000 and $334,000, respectively.

  (H) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flow expected to be generated by the asset. This comparison is performed on a facility by facility basis. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (I) DEFERRED COSTS

     Financing and leasing costs have been deferred and are being amortized on a straight-line basis over the term of the related debt or lease. Accumulated amortization of deferred financing and leasing costs was $323,000 and $84,000 at June 30, 1999 and 1998 respectively.

  (J) REVENUE RECOGNITION

     Patient service revenues are recorded based on standard charges applicable to all patients, and include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub-acute care and other programs provided to patients in skilled nursing facilities. Patient service revenues are adjusted for differences between such standard rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with Federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements will not have a material effect on financial position or results of operations.

     The Company derives a significant portion of its revenues from federal and state reimbursement programs. All of the skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Balanced Budget Act of 1997 ("Budget Act"), which provisions materially impacted the Company's operations and financial condition. The Budget Act provides for a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate. Once the PPS is fully implemented, skilled nursing facilities will be paid a federal per diem rate for covered services, which include routine and ancillary services and most capital-related costs. In conjunction with PPS, consolidated billing for Medicare Part A Services is required for skilled nursing facilities. Under consolidated billing for Medicare Part A Services, facilities must bill Medicare for all of the services residents receive, including all therapy services. The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998.

     Resident service revenues are recognized when services are rendered and consist of resident fees and other ancillary services provided to residents of the Company's assisted living facilities.

  (K) DEVELOPMENT FEE INCOME RECOGNITION AND RELATED COSTS

     Development fees are received from facility owners under fixed-price development contracts, which are recognized on the percentage-of-completion method measured by the cost-to-cost method. Such contracts are for managing, supervising and coordinating the activities of other contractors on behalf of the owners of the assisted living facilities, and revenue is recognized only to the extent of the fee revenue. On projects where BCC is the lessee, development fees in excess of related development costs are recorded as deferred revenues and recognized over the lease term (see Note 3).

     Contract costs include direct development salaries, wages and benefits and related direct costs of development activities, including such costs incurred prior to execution of the development agreement (precontract costs). Precontract costs are recorded as development in process until the contract is executed, whereupon such costs are charged to operations and related development fee revenues are recognized as described above. Precontract costs are reviewed by management to assess recoverability based on the progress of each development project and are charged to operations when a project is abandoned. Changes in project performance, conditions and estimated profitability may result in revisions to cost estimates, related revenue recognition and provisions for estimated losses on uncompleted contracts. Such changes in estimates are reported in the period in which the revisions are determined.

     Reimbursable costs due from facility owners under development contracts in process represent costs incurred on behalf of the owners of the assisted living facilities during the construction period, which are reimbursed on a monthly basis. Accounts payable include $5,864,000 at June 30, 1999 and $5,435,000 at June 30, 1998 related to such costs.

  (L) INCOME TAXES

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  (M) STRAIGHT-LINE LEASE LIABILITY

     Straight-line lease liabilities represent lease deposit funding received from REITs relating to lease transactions. The Company pays rent on these funds and amortizes the related straight-line lease liability over the initial lease term as a reduction of rent expense.

  (N) CLASSIFICATION OF EXPENSES

     All expenses associated with development, corporate or support functions are classified as development, general and administrative.

  (O) USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  (P) PRO FORMA EARNINGS (LOSS) PER SHARE ("EPS")

     Pro forma earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of preferred shares into common. For the years ended June 30, 1999 and 1997, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive. In the computation of earnings (loss) per share, accretion of the redemption value attributable to redeemable preferred stock is not included as an increase to net loss.

     A reconciliation of the weighted average shares used in the computation of pro forma earnings per share follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             1999      1998     1997
                                                            ------    ------    -----
Weighted average common shares outstanding................  16,713     6,996    3,758
Pro forma conversion of preferred shares..................      --     4,620    3,005
                                                            ------    ------    -----
Shares used for pro forma basic EPS.......................  16,713    11,616    6,763
Stock options and warrants converted using the Treasury
  stock method............................................      --     1,312       --
                                                            ------    ------    -----
Shares used for pro forma diluted EPS.....................  16,713    12,928    6,763
                                                            ======    ======    =====

  (Q) RECLASSIFICATIONS

     Certain amounts for 1997 and 1998 have been reclassified to conform to the presentation for 1999.

2. BUSINESS ACQUISITIONS

     Acquisitions and the manner of payment are summarized as follows:

                      TRANSACTION         LEASED                           CASH     COMMON STOCK   LIABILITIES    TOTAL    GOODWILL
MONTH                 DESCRIPTION        OR OWNED   BUSINESS   LOCATION    PAID      ISSUED(1)      INCURRED      COST     RECORDED
-----            ----------------------  --------   --------   --------   -------   ------------   -----------   -------   --------
YEAR ENDED JUNE 30, 1999:
September 1998   Additional transaction   Leased      ALF         VA      $    45      $   --        $    --     $    45   $    45
                 costs -- Potomac Point
January 1999     Contingent payment --     Owned      ALF         PA        2,222          --             --       2,222     2,222
                 Butler(3)
March 1999       Equity interest of       Leased      ALF         PA          865          --             --         865        --
                 Extended Care Ops. at
                 Harrisburg, LLC(4)
April 1999       Stock of TC Realty of    Leased      ALF         AR          386          --             --         386        --
                 Sherwood, Inc.(4)
April 1999       Stock of TC Realty of    Leased      ALF         AR          451          --             --         451        --
                 Mt. Home, Inc.(4)
May 1999         Stock of TC Realty of    Leased      ALF         PA          627          --             --         627        --
                 Reading, Inc.(4)
May 1999         Stock of TC Realty of    Leased      ALF         PA          558          --             --         558        --
                 Altoona, Inc.(4)
Various          Cash payments of             --       --         --        1,572          --         (1,572)         --        --
                 acquisition
                 liabilities accrued in
                 1998
                                                                          -------      ------        -------     -------   -------
                                                                          $ 6,726      $   --        $(1,572)    $ 5,154   $ 2,267
                                                                          =======      ======        =======     =======   =======
YEAR ENDED JUNE 30, 1998:
August 1997      Leasehold interest of    Leased      ALF         MO      $    --      $   --        $    --     $    --   $    --
                 Clark
October 1997     Assets of Feltrop         Owned      ALF         PA        5,875          --             --       5,875     1,597
October 1997     Assets of Butler(3)       Owned      ALF         PA        9,997          --            372      10,369     4,046
December 1997    Assets of Northridge      Owned      ALF         NC        8,600          --             --       8,600     3,349
January 1998     Assets of Gethsemane      Owned     ALF/         PA        5,600          --          1,200       6,800     1,824
                                                      SNF
February 1998    Contingent Payment --    Leased     ALF/         PA          500          --             --         500       500
                 Keystone(2)                          SNF
June 1998        Leasehold interest of    Leased      ALF         VA           41          --             --          41        41
                 Potomac Point
                                                                          -------      ------        -------     -------   -------
                                                                          $30,613      $   --        $ 1,572     $32,185   $11,357
                                                                          =======      ======        =======     =======   =======

                      TRANSACTION         LEASED                           CASH     COMMON STOCK   LIABILITIES    TOTAL    GOODWILL
MONTH                 DESCRIPTION        OR OWNED   BUSINESS   LOCATION    PAID      ISSUED(1)      INCURRED      COST     RECORDED
-----            ----------------------  --------   --------   --------   -------   ------------   -----------   -------   --------
YEAR ENDED JUNE 30, 1997:
August 1996      Operations/assets of     Owned/      SNF         MO      $   487      $1,600        $ 6,604     $ 8,691   $ 1,851
                 Foster Health Care       Leased
January 1997     Operations of            Leased     ALF/         PA        1,800         250             --       2,050     1,800
                 Keystone (2)                         SNF
May 1997         Leasehold interest of    Leased      ALF         MO           --          --             --          --        --
                 Clark
                                                                          -------      ------        -------     -------   -------
                                                                          $ 2,287      $1,850        $ 6,604     $10,741   $ 3,651
                                                                          =======      ======        =======     =======   =======

---------------
(1) Represents 1,200,000 shares of common stock for Foster and 187,500 shares of common stock for Keystone.

(2) Purchase of the operations of Keystone included the rights to seven early stage development projects. Additional cash payments of $500,000 were paid in Fiscal 1998 when the first five projects were financed and recorded as additional goodwill.

(3) The agreement to purchase the assets of Butler Senior Care provided for an additional payment if an addition (opened in January 1998) attained occupancy of 90% based upon a multiple of net operating income, and a final payment, based upon a multiple of Butler's annualized net operating income for the six months ending December 31, 1998.

(4) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

     All acquisitions were accounted for under the purchase method. The acquisitions that took place from October 1997 through January 1998 were financed with $29,675,000 in bridge financing from a REIT that was repaid with proceeds of the offering.

     In Fiscal 1999, the Company exercised its purchase options and acquired the equity interests of certain Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities located in Harrisburg, Sherwood, Mountain Home, Reading and Altoona. These facilities were developed and previously managed by the Company. The total cost of $2,887,000 (including prior purchase option deposits of $538,000) has been allocated to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows:

Current assets (less cash acquired of $441).................  $  780
Property and equipment......................................      61
Leasehold interests and other intangibles...................   2,583
Other assets................................................   1,082
Current liabilities.........................................    (765)
Long term liabilities.......................................    (854)
                                                              ------
                                                              $2,887
                                                              ======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions had been consummated as of the beginning of the respective periods and after including the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands except for EPS):

                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Revenue.................................................  $ 82,596    $95,979
Expenses................................................   107,519     94,282
                                                          --------    -------
Net income (loss).......................................  $(24,923)   $ 1,697
                                                          ========    =======
Pro forma diluted EPS...................................  $  (1.49)   $  0.13
                                                          ========    =======

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1998 and 1997, respectively. In addition, they are not intended to be a projection of future results of operations.

3. DEVELOPMENT ACTIVITIES

     The Company is a operator, developer and manager of assisted living facilities. The Company's development projects have generally involved entering into development agreements with third party owners, which are typically real estate investment trusts ("REITs") (each, an "Owner"), and the Company receives development fees for the design and development services provided to the owners. An independent third party company (the "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. These fees are subordinate to any rent payments made by the operator/lessee to the facility owner. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to a related option agreement (see Note 17).

     The Company incurs substantial development costs prior to executing the development agreement (precontract costs). Such costs relate to market analysis and evaluation, site selection and land control, obtaining architectural and engineering reports, preparing development plans and obtaining zoning and other governmental approvals and permits relating to the building, sewer, water, roads, utilities, etc. Development contracts in process at June 30, 1999 and 1998 are summarized as follows:

                                                            1999       1998
                                                           -------    -------
Precontract costs........................................  $ 8,084    $   499
Costs and estimated earnings of development contracts
  in process.............................................   10,761     11,470
Less billings to-date....................................   (7,706)    (9,435)
                                                           -------    -------
                                                             3,055      2,035
                                                           -------    -------
Less allowance for loss on termination of development
  projects (Note 10).....................................   (8,580)        --
                                                           -------    -------
                                                           $ 2,559    $ 2,534
                                                           =======    =======

     With respect to 11 facilities that have been developed and then leased by the Company, development fees of $973,000 were deferred and amortized over the initial term of the lease as a reduction of rent expense. In Fiscal 1998, the Company sold certain assets and its leasehold rights related to these 11 facilities to newly formed special purpose entities for $2,645,000 and entered into management agreements with such entities. The Company has options to reacquire the leasehold interests in those facilities. The gain on such sale of $922,000 has also been deferred and is being amortized to operations over five years, the term of the management agreement. In Fiscal 1999, the Company exercised their option to acquire leasehold interest of certain facilities and deferred gains of $436,000 have been applied to reduce the carrying value of such interests (see Note 2). At June 30, 1999, and 1998, unamortized development fees and gains were $1,040,000 and $1,702,000, respectively.

     The estimated total costs of the development contracts in process at June 30, 1999, primarily representing costs reimbursable from facility owners, were $110,000,000, of which $67,800,000 had been incurred through that date.

4. RECEIVABLES AND CONCENTRATION OF CREDIT RISK

     Receivables consist of the following at June 30, 1999 and 1998:

                                                            1999       1998
                                                           -------    -------
Accounts receivable -- patients and residents............  $ 8,480    $ 9,015
                                                           -------    -------
Contracts receivable:
     Development fees....................................    1,200      2,198
     Reimbursable costs due from facility owners.........    3,085      6,181
                                                           -------    -------
                                                             4,285      8,379
                                                           -------    -------
Advances to Operator/Lessees.............................    7,949      3,152
                                                           -------    -------
          Total receivables..............................   20,714     20,546
                                                           -------    -------
Less: allowance for doubtful receivables.................   (2,352)      (916)
      allowance for losses on development activities and
      shortfall   funding agreements (Notes 10 and 11)...   (6,450)        --
                                                           -------    -------
          Net receivables................................  $11,912    $19,630
                                                           =======    =======

     The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. For Fiscal 1999, the Company derived approximately 26% of its gross patient revenues from Medicare and approximately 48% of its gross patient revenues from Medicaid. For the years ended June 30, 1998 and 1997, the Company derived approximately 43% and 38% of its gross patient revenues from Medicare, respectively, and approximately 37% and 38% of its gross patient revenues from Medicaid, respectively. A substantial portion of the Company's facilities are located in Pennsylvania and Missouri. Operating revenues attributable to the Company's business in those states accounted for approximately 92% and 94% of the Company's total operating revenues for the years ended June 30, 1999 and 1998, respectively. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation and under development. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

5. ASSETS HELD FOR SALE/DIVESTITURES

     In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale at June 30, 1998. The sale resulted in a loss of $200,000 in Fiscal 1999.

     In October 1997, the Company completed the sales of its pharmacy operations for net proceeds of approximately $4,700,000. The pharmacy was classified as an asset held for sale at June 30, 1997. The sale resulted in a gain of $2,858,000 in Fiscal 1998.

6. SALE/LEASE-BACK

     In March 1999, the Company completed the sale and subsequent leaseback of two of its facilities in Bloomsburg and Saxonburg, Pennsylvania. The net proceeds from the sale of the two facilities was $8,901,000. The leases have an initial term of 15 years with three renewal terms: two of five years and one for four years 11 months. The annual lease rate is 10.25%. The sale resulted in a loss of $102,000 in Fiscal 1999.

7. PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following as of June 30 (dollars in thousands).

                                                         ESTIMATED
                                                        USEFUL LIFE     1999      1998
                                                        -----------    ------    -------
Land and land improvements............................  2 - 15 yrs      1,566    $ 2,680
Buildings and improvements............................  2 - 40 yrs     13,871     19,887
Fixed and moveable equipment..........................  3 - 20 yrs      9,267      7,307
Leasehold interests...................................      20 yrs      2,149
                                                                       ------    -------
                                                                       26,853     29,874
Less: accumulated depreciation........................                 (2,778)    (2,012)
                                                                       ------    -------
                                                                       24,075    $27,862
                                                                       ======    =======

     Depreciation expense was $1,571,000 in 1999, $1,689,000 in 1998 and $477,000 in 1997. At June 30, 1999 and 1998, property and equipment include approximately $1,090,000 and $368,000 of assets that have been capitalized under capital leases. Amortization of the leased assets is included in depreciation and amortization expense.

8. LONG-TERM DEBT

     Long-term debt consisted of the following as of June 30 (dollars in thousands):

                                                             1999       1998
                                                            -------    ------
Mortgage payable, interest at 10.7%; principal and
  interest due monthly through August 2006 based on
  30-year amortization; unpaid principal and interest due
  August 2006.............................................  $ 3,086    $3,103
Revolving line of credit, interest at the prevailing prime
  rate plus 2.75%; interest due monthly through July
  2002....................................................    7,421        --
Other (including capital lease obligations)...............    1,716       450
                                                            -------    ------
                                                             12,223     3,553
Less: current portion.....................................      450       177
                                                            -------    ------
                                                            $11,773    $3,376
                                                            =======    ======

     The mortgage payable was incurred for the acquisition of two Missouri nursing homes. The mortgage note is collateralized by the facilities' property and equipment. The Company issued a warrant to purchase approximately 460,000 shares of common stock exercisable at $.001 per share in connection with this financing. The value of the warrant of approximately $613,676 ($1.33 per share) has been recorded as deferred financing cost and a corresponding non-cash increase in additional paid-in capital.

     In April 1999, the Company entered into a $15 million revolving Line of Credit. The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries (collectively, the "Real Estate Borrowers") and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities. The Line of Credit is for a term of three years, and outstanding borrowings will bear interest at a rate per annum of prime plus 2.75% (see Note
19).

     At June 30, 1999, the aggregate maturities of long-term debt for the next five Fiscal years ending June 30 are as follows (dollars in thousands):

2000.......................................................  $   450
2001.......................................................      448
2002.......................................................    7,865
2003.......................................................      281
2004.......................................................      207
Thereafter.................................................    2,972
                                                             -------
                                                             $12,223
                                                             =======

9. STOCKHOLDERS' EQUITY

     The Company has outstanding warrants to purchase common shares as follows:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance at June 30, 1996.........................     45,928          0.01
Granted..........................................    891,939          0.65
Exercised........................................         --            --
                                                   ---------         -----
Balance at June 30, 1997.........................    937,867          0.62
Granted..........................................     47,750          8.58
Exercised........................................         --            --
                                                   ---------         -----
Balance at June 30, 1998.........................    985,617          1.00
Granted..........................................     33,750          4.59
                                                   ---------         -----
Balance at June 30, 1999.........................  1,019,367         $1.12
                                                   =========         =====

10. PROVISION FOR LOSSES ON DEVELOPMENT ACTIVITIES

     The Company's development activities are significantly affected by volatility in the capital markets and specific transaction terms which affect the Company's ability to utilize non-binding financing commitments from real estate investment trusts ("REITS") and other lenders. More specifically, there was a significant reduction in the amount of REIT financing available for new assisted living construction in Fiscal 1999. Furthermore, the ability of the Company to negotiate acceptable transaction terms and to currently recognize income on development fees became increasingly difficult due to accounting pronouncements and guidance issued by the Emerging Issues Task Force ("EITF") and the Securities and Exchange Commission staff. Finally, the Company's leverage (i.e. debt and other financial commitments in relation to equity) increased, in Fiscal 1999 due to the extensive use of operating leases to finance the construction of its Outlook Pointe(R) signature series assisted living facilities.

     As a result of the foregoing, in Fiscal 1999 the Company was not able to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. In recognition of the aforementioned events and circumstances beginning in the second Fiscal quarter, the Company: (i) concluded that development fees on new projects scheduled to close did not qualify for income recognition under contract terms considered acceptable by management; (ii) decided to emphasize the focus of management's efforts on the operations of existing facilities and facilities under construction; (iii) decided to substantially reduce its development activities with respect to new sites and projects; and (iv) recorded a provision for losses on development activities of $13,050,000. This provision is based on management's evaluation of assets related to various projects that are not now consistent with the Company's future plans. Such provision includes $3,170,000 primarily related to development fees on abandoned projects and $9,880,000 primarily related to termination of development projects in the precontract phase.

11. PROVISION FOR LOSSES UNDER SHORTFALL FUNDING AGREEMENTS

     As previously discussed, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities (the "Operator/Lessees"), which are owned by independent third parties. In connection with these transactions, the Company has entered into shortfall funding agreements, whereby the Company has agreed to make loans to the Operator/Lessees if the funds provided by the equity and working capital loans of the Operator/Lessees are depleted by negative cash flows from start-up operations of the facilities.

     During the year ended June 30, 1999, the Company recorded losses of $4,660,000 related to its obligations under the shortfall funding agreements to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against the Company's receivables on advances to the Operator/Lessees. The Company records its losses on shortfall funding agreements using the "modified equity accounting" approach. Under this approach, the operating losses of the Operator/Lessees are allocated first to the capital of the investors, and the losses in excess of such capital are allocated to the Company to the extent of the Company's commitment under the shortfall funding agreement.

12. PROVISION FOR SEVERANCE COSTS

     In connection with the downscaling of development activities related to the Company's Outlook Pointe(R) signature series assisted living facilities discussed above, management adopted a corporate personnel reduction plan affecting certain departments and staff positions. This plan was enacted in February 1999 and resulted in a charge for severance costs of approximately $600,000, representing the estimated costs of employee terminations and related costs. In the fourth quarter, certain additional executive and staff positions were eliminated, which resulted in an increase in such provision of $1,000,000.

13. INCOME TAXES

     The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                                              1999     1998    1997
                                                              -----    ----    ----
Current
  Federal...................................................     --      --     --
  State.....................................................  $  83    $ 42    $53
                                                              -----    ----    ---
Total Current...............................................  $  83    $ 42    $53
                                                              -----    ----    ---
Deferred
  Federal...................................................  $(557)   $557     --
  State.....................................................  $ (81)   $ 81     --
                                                              -----    ----    ---
Total Deferred..............................................  $(638)   $638     --
                                                              -----    ----    ---
Total Income Tax Expense....................................  $(555)   $680    $53
                                                              =====    ====    ===

     A reconciliation of income tax expense at the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Income taxes computed at statutory rate.....................  (34.0)%   34.0%   (34.0)%
State income taxes, net of federal benefit..................     --      1.9     (6.0)
Basis difference on assets sold.............................     --     14.0       --
Other.......................................................   (5.2)    15.3      1.3
Valuation allowance adjustment..............................   36.9    (49.2)    39.9
                                                              -----    -----    -----
Effective tax rate..........................................   (2.3)%   16.0%     1.2%
                                                              =====    =====    =====

     Temporary differences giving rise to significant deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows (dollars in thousands):

                                                            1999       1998
                                                           -------    -------
Excess tax over book basis of fixed assets...............  $   995    $  (125)
Development fee income...................................        2      2,439
Lease proceeds...........................................     (236)      (414)
Accrued expenses.........................................   (1,554)      (351)
Net operating loss carryover.............................   (6,888)    (1,037)
Other....................................................   (1,252)       126
                                                           -------    -------
  Net deferred tax liability (asset).....................   (8,933)       638
Valuation allowance......................................    8,933         --
                                                           -------    -------
Deferred income tax liability............................  $    --    $   638
                                                           =======    =======

     The Company has net operating loss carryforwards at June 30, 1999 available to offset future federal and state taxable income, if any, of approximately $17,150,000, expiring from 2003 through 2014. The net operating losses are subject to limits on their future utilization under federal and state tax laws. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is in a cumulative pretax loss position since inception. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $8,933,000 as of June 30, 1999. The change in the valuation allowance for deferred tax assets was an increase of $8,933,000 in Fiscal 1999 and a decrease of $2,092,000 in Fiscal 1998.

14. RETIREMENT PLAN

     On January 1, 1998 the Company formed a 401(k) savings plan which covers substantially all employees with one year and more than 1,000 hours of service. The plan allows employees to make tax deferred contributions to the plan. The Company makes matching contribution based on the amount of employee contributions; but in an amount that does not exceed 2% of wages. Matching contributions totaled $166,000 and $64,000 for the years ended June 30, 1999 and 1998, respectively.

15. STOCK OPTIONS

     The 1996 Stock Option Plan combines the features of an incentive and non-qualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1996 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     The Company has authorized 3,025,000 shares of common stock to be reserved for grants under the 1996 Plan. Options generally vest over a four-year period in cumulative increments of 25% each year beginning one year after the date of the grant. In Fiscal year 1999, the expiration period was increased from not later than five years to not later than 10 years from the date of grant. The options are granted at an exercise price at least equal to the fair market value of the common stock on the date of the grant.

     At June 30, 1999, the range of exercise prices, weighted average remaining contractual life of outstanding options and shares exercisable were as follows:

                OUTSTANDING   WEIGHTED-AVERAGE     SHARES
EXERCISE PRICE    OPTIONS     CONTRACTUAL LIFE   EXERCISABLE
--------------  -----------   ----------------   -----------
$2.00 - 2.99..   1,273,051        6.876 yrs        398,196
$3.00 - 4.99..      37,500         8.01 yrs         37,500
$5.00 - 5.99..     825,800         7.25 yrs        107,004
$6.00 - 6.99..     453,897         3.34 yrs        184,550
$7.00 - 8.88..     133,500         6.29 yrs         34,627
                 ---------                         -------
                 2,723,748                         761,877
                 =========                         =======

STOCK OPTION TRANSACTIONS ARE                      NUMBER OF    WEIGHTED-AVERAGE
SUMMARIZED AS FOLLOWS:                              SHARES       EXERCISE PRICE
-----------------------------                      ---------    ----------------
Balance at June 30, 1996.........................    340,125           2.00
  Granted........................................    673,300           5.16
  Exercised......................................    (11,250)         (2.00)
  Forfeited......................................    (15,000)         (2.84)
                                                   ---------         ------
Balance at June 30, 1997.........................    987,175           4.15
  Granted........................................    473,554           6.50
  Exercised......................................         --             --
  Forfeited......................................    (57,581)         (6.15)
                                                   ---------         ------
Balance at June 30, 1998.........................  1,403,148         $ 4.85
  Granted........................................  1,560,500           3.75
  Exercised......................................    (27,503)         (3.32)
  Forfeited......................................   (212,397)         (5.59)
                                                   ---------         ------
Balance at June 30, 1999.........................  2,723,748         $ 4.20
                                                   =========         ======

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its 1996 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options as allowed under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and per share amounts would have changed to the pro forma amounts indicated below.

                                                            1999      1998      1997
                                                          --------    -----    ------
Net Income (Loss)
As reported.............................................  $(23,637)   3,575    (4,492)
Pro forma...............................................   (24,931)   3,204    (4,511)
Pro forma basic EPS
As reported.............................................     (1.41)    0.31     (0.66)
Pro forma...............................................     (1.49)    0.28     (0.67)
Pro forma Diluted EPS
As reported.............................................     (1.41)    0.28     (0.66)
Pro forma...............................................  $  (1.49)    0.25     (0.67)

     The fair value of employee options for purposes of the above pro forma disclosure was estimated on the date of grant using the Black-Scholes Multiple Pricing Model. Assumptions used for options issued during the year ended June 30, 1999, and all prior options were as follows:

                                         1999                 1998                 1997
                                   -----------------    -----------------    -----------------
Risk-free interest rate..........       5.5% to 6.0%         5.5% to 6.0%         5.5% to 6.0%
Expected life....................  1 year after vest    1 year after vest    1 year after vest
Expected volatility..............                .65                  .42                  .30
Expected dividends...............                 --                   --                   --

     These assumptions produced weighted average fair values per option of a range of $0.88 to $3.20 for options issued in Fiscal 1999 and a range of $0.85 to $3.97 for options issued in 1998 and $0.41 for options issued in Fiscal 1997. All options issued during these periods were granted at an exercise price at, or in excess of, the fair market value on the grant date.

16. RELATED PARTY TRANSACTIONS

     The Company had the following related party transactions:

     - In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability Company ("FCI"). FCI is owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. FCI and its six wholly owned Operator/ Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees.

     - Rental payments made to companies owned by a stockholder/director for the lease of two facilities and other items. Management fees paid to a company owned by the same stockholder/director for managing ten skilled nursing facilities owned or leased by the Company. On July 1, 1997, the Company purchased the assets and operations of this management company for approximately $120,000.

     - Respiratory therapy supplies and management fees paid to a company owned by a stockholder/director.

     - Legal services provided by a relative of a stockholder/officer and consulting services provided by two stockholders/directors.

     - Rental payments to a company owned by two minority stockholders for the lease of seven skilled nursing facilities.

     - Fees paid to an investment banking firm for finding acquisition targets and for raising private equity. A minority stockholder of the Company is an officer of this firm.

     A summary of those transactions for the periods ended June 30 follows (dollars in thousands):

                                                              1999    1998     1997
                                                              ----    ----    ------
Rentals.....................................................  $435    $415    $  175
Management fees.............................................    --      15     1,076
Respiratory therapy.........................................    --     152       731
Legal & consulting services.................................   101     227       134
Skilled nursing facility rentals............................    --    4,627    3,877
Finder's fees...............................................    --      --       250

     Accounts payable include approximately $0, $4,000 and $648,000 related to these services at June 30, 1999, 1998 and 1997, respectively.

17. COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases 19 assisted living facilities, 11 skilled nursing facilities and four independent living facilities, as well as certain equipment and office space under noncancellable operating and capital leases that expire at various times through 2014. Rental expense on such operating leases for the years ended June 30, 1999, 1998 and 1997 was $10,715,000, $9,442,000 and
$5,417,000.

     Future annual minimum lease payments for the next five years and thereafter under noncancellable operating leases with initial terms of one year or more in effect at June 30, 1999, are as follows (dollars in thousands):

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2000........................................................  $ 13,355
2001........................................................    13,132
2002........................................................    13,083
2003........................................................    13,072
2004........................................................    13,067
Thereafter..................................................    59,804
                                                              --------
Total Minimum Lease Payments................................  $125,513
                                                              ========

     The operating lease agreements require the payment of additional rent commencing in the second lease year utilizing various contingent factors to calculate the increase. In addition, most of the facility leases have renewal options for periods ranging from 5 years to 24 years after the initial lease period. Contingent lease payments made during the year ended June 30, 1999, 1998 and 1997 were $236,000, $104,000 and none, respectively.

  MANAGEMENT AGREEMENTS

     As discussed in note 3, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities owned by independent third parties. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to an option agreement at an exercise price based on formulas set forth in the agreements. Certain option agreements require the Company to make periodic payments to maintain its option. At June 30, 1999, the Company had purchase option deposits of $4,274,000, which expire at various dates during Fiscal 2000. Pursuant to shortfall funding agreements, the Company has agreed to make loans to the operator/lessees if the equity and working capital loans of the operator/lessee are depleted by negative cash flows from start up operations of the facilities. The Company incurred a charge of $4,660,000 in Fiscal 1999 in connection with shortfall funding agreements. No charges were incurred in prior years (See Note
11).

  LITIGATION

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such a kind, or involve such amounts, that their unfavorable disposition would not have a material effect on the financial position, results of operations or the liquidity of the Company.

18. NEW ACCOUNTING PRONOUNCEMENTS

  SOP 98-5

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance as to the definition of costs of start-up activities, including organization costs, and provides that these costs should be expensed as incurred.

     SOP 98-5 is effective for Fiscal years beginning after December 15, 1998: however, earlier application is encouraged for financial statements which have not been issued. The Company wrote off all costs of start-up activities in Fiscal 1998 of approximately $250,000.

19. SUBSEQUENT EVENTS

     In July 1999, the Line of Credit Agreement was amended. These amendments modify certain definitions and the borrowing base calculation to increase the Line of Credit to $20 million and to add to the lender's secured interest the real estate of two of the Company's subsidiaries located in Missouri. The primary components of the borrowing base consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers plus 85% of the product of 6 times EBITDA of the Skilled Nursing Facility Borrowers. Including the amendments to the Line of Credit Agreement, the borrowing base available (calculated as of June 30, 1999) was approximately $14 million. In a related transaction, the Company repaid the outstanding mortgage debt of $3.1 million. As a result, the Company expects to report a loss on the early extinguishment of debt of approximately $740,000 in the first quarter of Fiscal 2000.

20. SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In Fiscal 1999, the Company had three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development, General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of earnings from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements and gains and losses on sales of assets), lease expense, interest (net), taxes, depreciation and amortization.

                                                               YEAR ENDED JUNE 30, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $24,159     $47,999        $ 6,288          $78,446
Operating expenses............................   15,128      42,390             --           57,518
General and administrative expenses...........       --          --         12,781           12,781
Provision for losses under shortfall funding
  agreements..................................       --          --          4,660            4,660
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before
  non-recurring items, lease expense, interest
  (net),
  taxes, depreciation and amortization........  $ 4,371     $ 5,609        $(6,493)         $ 3,487
                                                =======     =======        =======          =======
Total Assets..................................  $41,104     $11,764        $18,187          $71,055
                                                =======     =======        =======          =======

                                                              YEAR ENDED JUNE 30, 1998
                                                 ---------------------------------------------------
                                                 RESIDENT    PATIENT
                                                 SERVICES    SERVICES    DEVELOPMENT    CONSOLIDATED
                                                 --------    --------    -----------    ------------
Revenues.......................................  $18,920     $58,194       $11,774        $88,888
Operating, general and administrative
  expenses.....................................   11,819      51,101            --         62,920
General and administrative expenses............       --          --        11,877         11,877
Provisions for losses under shortfall funding
  agreements...................................       --          --            --             --
                                                 -------     -------       -------        -------
Income from continuing operations before non-
  recurring items, lease expense, interest
  (net), taxes, depreciation and
  amortization.................................  $ 7,101     $  7093       $  (103)       $14,091
                                                 =======     =======       =======        =======
Total Assets...................................  $36,130     $15,897       $33,945        $85,972
                                                 =======     =======       =======        =======

     There are no material inter-segment revenues or receivables. The Company does not evaluate its operations on a geographic basis.

21. QUARTERLY FINANCIAL INFORMATION

                                            FIRST         SECOND          THIRD          FOURTH           FULL
                                           QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                         -----------    -----------    -----------    ------------    ------------
                                          (UNAUDITED, IN THOUSANDS EXCEPT FOR DILUTED EARNINGS (LOSS) PER SHARE)
YEAR ENDED JUNE 30, 1999:
Total revenue..........................    $23,871        $18,682        $16,737        $ 19,156        $ 78,446
                                           =======        =======        =======        ========        ========
Total operating expenses...............    $20,797        $24,932        $21,277        $ 35,463        $102,469
                                           =======        =======        =======        ========        ========
Net income (loss)......................    $ 1,940        $(5,163)       $(2,769)       $(17,645)       $(23,637)
                                           =======        =======        =======        ========        ========
Pro forma diluted earnings (loss) per
  share................................    $  0.11        $ (0.31)       $ (0.17)       $  (1.06)       $  (1.41)
                                           =======        =======        =======        ========        ========
YEAR ENDED JUNE 30, 1998:
Total revenue..........................    $19,138        $21,255        $24,538        $ 23,957        $ 88,888
                                           =======        =======        =======        ========        ========
Total operating expenses...............    $19,664        $22,681        $22,427        $ 21,636        $ 86,408
                                           =======        =======        =======        ========        ========
Net income (loss)......................    $  (657)       $   849        $ 1,347        $  2,036        $  3,575
                                           =======        =======        =======        ========        ========
Pro forma diluted earnings (loss) per
  share................................    $ (0.08)       $  0.09        $  0.10        $   0.11        $   0.28
                                           =======        =======        =======        ========        ========

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BALANCED CARE CORPORATION:

     We have audited the consolidated financial statements of Balanced Care Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balanced Care Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Baltimore, Maryland
August 20, 1999

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

              COLUMN A                 COLUMN B             COLUMN C             COLUMN D     COLUMN E
              --------                ----------    ------------------------    ----------    ---------
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                      BEGINNING     OPERATING       OTHER                      AT END
DESCRIPTION                           OF PERIOD      ACCOUNTS      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------                           ----------    ----------    ----------    ----------    ---------
Allowance for Doubtful Accounts
  Year ended June 30, 1999..........     $916        $ 2,044         $ --        $  (608)(2)   $ 2,352
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1998..........     $330        $   722         $ --        $  (136)(2)   $   916
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1997..........     $ --        $    40         $326(1)     $   (36)(2)   $   330
                                         ====        =======         ====        =======       =======
Allowance for Loss on Development
  Activities(3)
  Year ended June 30, 1999..........     $ --        $13,050         $ --        $(1,380)(2)   $11,670
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1998..........     $ --        $    --         $ --        $    --       $    --
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1997..........     $ --        $    --         $ --        $    --       $    --
                                         ====        =======         ====        =======       =======
Allowance for Losses Under Shortfall
  Funding Agreements
  Year ended June 30, 1999..........     $ --        $ 4,660         $ --        $    --       $ 4,660
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1998..........     $ --        $    --         $ --        $    --       $    --
                                         ====        =======         ====        =======       =======
  Year ended June 30, 1997..........     $ --        $    --         $ --        $    --       $    --
                                         ====        =======         ====        =======       =======

---------------
(1) Net additions as a result of acquisitions

(2) Amount represents bad debt write-offs

(3) Consists of allowance for losses on development contracts in process, contracts receivable and purchase option deposits

ITEM 9-- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Board of Directors and Election of Directors" and "Security Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Certain Transactions and Relationships with the Company; Legal Proceedings," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     (a)(2) Financial Statement Schedule:

        See (d) below.

     (a)(3) Exhibits:

        The following exhibits are filed herewith or are incorporated by reference herein:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the
          Company and Urquhart Company dated as of September 30, 1998
          (incorporated by reference to Exhibit 2.1 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1998
          (No. 001-13845))*
 3.1      Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.2      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.10 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.1      Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. dated April 22, 1999 (filed herewith)
10.2      Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          Funding, Inc. dated April 22, 1999 (filed herewith)
10.3      Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (filed
          herewith)
10.4      Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (filed herewith)
10.5      Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP Funding, Inc. dated
          April 22, 1999 (filed herewith)
10.6      Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP Funding, Inc.
          dated April 22, 1999 (filed herewith)
10.7      Accounts Receivable Intercreditor Agreement between HCFP
          Funding, Inc. and Meditrust Mortgage Investments, Inc. dated
          April 22, 1999 (filed herewith)
10.8      Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 1, 1999
          (filed herewith)
10.9      Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 29, 1999
          (filed herewith)
10.10     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of August 18, 1998
          (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))
10.11     Employment Agreement, dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.12     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.13     Separation Agreement, dated as of August 23, 1999, by and
          between Balanced Care Corporation and Brian L. Barth (filed herewith)**
10.14     Form of HCRI Lease Agreement (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.15     Schedule to Form of HCRI Lease Agreement (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.16     Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.17     Schedule to Form of HCRI Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.18     Form of HCRI Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.19     Schedule to Form of HCRI Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.20     Form of HCRI Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.21     Schedule to Form of HCRI Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.22     Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.23     Schedule to Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.24     Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.25     Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.26     Form of HCRI Guaranty (incorporated by reference to Exhibit
          10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))
10.27     Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.28     Form of HCRI Loan Agreement (incorporated by reference to
          Exhibit 10.15 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.29     Schedule to Form of HCRI Loan Agreement (incorporated by
          reference to Exhibit 10.16 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.30     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999 No. 001-13845)
10.31     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 File No. 001-13845)
10.32     Employment Agreement, dated as of November 24, 1997, by and between Balanced Care Corporation and Stephen G. Marcus
          (incorporated by reference to Exhibit 10.43 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.33     Consulting Agreement between Pier C. Borra and Balanced Care
          Corporation dated March 22, 1999, effective December 8, 1998
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1999
          (No. 001-13845))
10.34     Employment Agreement between Clint T. Fegan and Balanced
          Care Corporation dated February 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999 (No. 001-13845))**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.35     Separation Agreement, dated as of July 13, 1999, by and
          between Balanced Care Corporation and Paul A. Kruis (filed herewith)**
10.36     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999 (filed herewith)**
10.37     First Amended and Restated Change in Control Agreement dated
          May 26, 1999 between Balanced Care Corporation and Mark S.
          Moore (filed herewith)**
10.38     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 1999 (No. 001-13845))**
10.39     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999 (No.
          001-13845))**
21.1      Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)
27.1      Financial Data Schedule (filed herewith)

---------------
 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit of schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed for the quarter ended June 30, 1999.

     (c) Exhibits:

        See (a)(3) above.

     (d) Financial Statement Schedule:

        Schedule II -- Valuation and Qualifying Accounts.

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

                                          BALANCED CARE CORPORATION

                                          By: /s/ BRAD E. HOLLINGER

                                            ------------------------------------
                                            Brad E. Hollinger
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date: September 28, 1999

     Pursuant to the requirements of the United States Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                           DATE
            ---------                             -----                           ----

/s/ BRAD E. HOLLINGER               Chairman of the Board, President      September 28, 1999
----------------------------------  and Chief Executive Officer and a
Brad E. Hollinger                   Director (Principal Executive
                                    Officer)

/s/ CLINT T. FEGAN                  Chief Financial Officer (Principal    September 28, 1999
----------------------------------  Financial Officer)
Clint T. Fegan

/s/ DIANE M. BORGER                 Vice President, Treasurer             September 28, 1999
----------------------------------  (Principal Accounting Officer)
Diane M. Borger

/s/ BILL R. FOSTER                  Director                              September 28, 1999
----------------------------------
Bill R. Foster

/s/ DAVID L. GOLDSMITH              Director                              September 28, 1999
----------------------------------
David L. Goldsmith

/s/ EDWARD R. STOLMAN               Director                              September 28, 1999
----------------------------------
Edward R. Stolman

/s/ GEORGE H. STRONG                Director                              September 28, 1999
----------------------------------
George H. Strong

/s/ RAYMOND E. SCHULTZ              Director                              September 28, 1999
----------------------------------
Raymond E. Schultz

/s/ PIER C. BORRA                   Director                              September 28, 1999
----------------------------------
Pier C. Borra

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the
          Company and Urquhart Company dated as of September 30, 1998
          (incorporated by reference to Exhibit 2.1 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1998
          (No. 001-13845))*
 3.1      Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
 3.2      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.10 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.1      Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. dated April 22, 1999 (filed herewith)
10.2      Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          Funding, Inc. dated April 22, 1999 (filed herewith)
10.3      Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (filed
          herewith)
10.4      Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (filed herewith)
10.5      Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP Funding, Inc. dated
          April 22, 1999 (filed herewith)
10.6      Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP Funding, Inc.
          dated April 22, 1999 (filed herewith)
10.7      Accounts Receivable Intercreditor Agreement between HCFP
          Funding, Inc. and Meditrust Mortgage Investments, Inc. dated
          April 22, 1999 (filed herewith)
10.8      Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 1, 1999
          (filed herewith)
10.9      Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 29, 1999
          (filed herewith)
10.10     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of August 18, 1998
          (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))
10.11     Employment Agreement, dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.12     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.13     Separation Agreement, dated as of August 23, 1999, by and
          between Balanced Care Corporation and Brian L. Barth (filed herewith)**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     Form of HCRI Lease Agreement (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.15     Schedule to Form of HCRI Lease Agreement (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.16     Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.17     Schedule to Form of HCRI Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.18     Form of HCRI Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.19     Schedule to Form of HCRI Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.20     Form of HCRI Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.21     Schedule to Form of HCRI Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.22     Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.23     Schedule to Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.24     Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.25     Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.26     Form of HCRI Guaranty (incorporated by reference to Exhibit
          10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))
10.27     Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.28     Form of HCRI Loan Agreement (incorporated by reference to
          Exhibit 10.15 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.29     Schedule to Form of HCRI Loan Agreement (incorporated by
          reference to Exhibit 10.16 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.30     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999 No. 001-13845)
10.31     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 File No. 001-13845)
10.32     Employment Agreement, dated as of November 24, 1997, by and between Balanced Care Corporation and Stephen G. Marcus
          (incorporated by reference to Exhibit 10.43 to the
          Registration Statement on Form S-1 (No. 333-37833))**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.33     Consulting Agreement between Pier C. Borra and Balanced Care
          Corporation dated March 22, 1999, effective December 8, 1998
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1999
          (No. 001-13845))
10.34     Employment Agreement between Clint T. Fegan and Balanced
          Care Corporation dated February 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999 (No. 001-13845))**
10.35     Separation Agreement, dated as of July 13, 1999, by and
          between Balanced Care Corporation and Paul A. Kruis (filed herewith)**
10.36     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999 (filed herewith)**
10.37     First Amended and Restated Change in Control Agreement dated
          May 26, 1999 between Balanced Care Corporation and Mark S.
          Moore (filed herewith)**
10.38     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 1999 (No. 001-13845))**
10.39     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999 (No.
          001-13845))**
21.1      Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)
27.1      Financial Data Schedule (filed herewith)

---------------
 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit of schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.