Form 10-K/A
period 1999-06-30
BALANCED CARE CORP
filed 1999-10-01
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the 1999 Proxy Statement are incorporated into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


     This Form 10-K/A (Amendment No. 1) amends and restates, in its entirety, the Company's Form 10-K previously filed on September 28, 1999 to correct the following only: (i) certain typographical errors in footnotes 17 and 20 and (ii) the omission of Exhibit No. 23.1.


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

OPERATING FACILITIES

     The following table sets forth certain information as of June 30, 1999 with respect to the senior living and care facilities operated by the Company.

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
Currently Operated:
PENNSYLVANIA
  Allison Park Outlook Pointe(R) at
     Allison Park....................      L            79       --     --       --       3/96
  State College Outlook Pointe(R) at
     State College...................      L            54       --     --     5/97         --
  Altoona Outlook Pointe(R) at
     Altoona.........................      L            54       --     --    10/97       5/99(2)
  Harrisburg Outlook Pointe(R) at
     Harrisburg......................      L            57       --     --    12/97       3/99(2)
  Reading Outlook Pointe(R) at
     Reading.........................      L            56       --     --     1/98       5/99(2)
  Bloomsburg Outlook Pointe(R)
     Commons at Bloomsburg(4)........      L            65       --     --       --       1/97
  Darlington Outlook Pointe(R)
     Commons at South Beaver(4)......      O            89       --     --       --      10/97
  Kingston Outlook Pointe(R) Commons
     at Kingston(4)..................      L            78       --     --       --       1/97
     Balanced Care, Kingston(4)......      L            --       65     --       --       1/97
  Peckville Outlook Pointe(R) Commons
     at Mid Valley(4)................      L            71       --     --       --       1/97
     Balanced Care, Mid Valley(4)....      L            --       38     --       --       1/97
  Old Forge Outlook Pointe(R) Commons
     at Old Forge(4).................      L            49       --     --       --       1/97
  Wyoming Outlook Pointe(R) Commons
     at Wyoming(4)...................      L            50       --     --       --       1/97
  Butler Outlook Pointe(R) at
     Butler(4).......................      O            36       --     --       --      10/97
  Sarver Outlook Pointe(R) Commons at
     Sarver(4).......................      O            36       --      4       --      10/97
  Saxonburg Outlook Pointe(R) Commons
     at Saxonburg(4)(5)..............      L           107       --     16       --      10/97

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
  Bloomsburg Balanced Care, Eyers
     Grove(4)(5).....................      L            --       66     --       --       1/98
  Millville Outlook Pointe(R) Commons
     at Eyers Grove(4)...............      O            51       --     --       --       1/98
  Peckville Outlook Pointe(R) at Mid
     Valley(3).......................      M            40       --     --     8/98         --
  Scranton Outlook Pointe(R) Commons
     at Scranton(3)..................      M            72       --     --    10/98         --
  Berwick Outlook Pointe(R) Commons
     at Berwick(3)...................      M            72       --     --    10/98         --
  Reedsville Outlook Pointe(R)
     Commons at Lewistown(3).........      M            72       --     --    11/98         --
  Lewisburg Outlook Pointe(R) Commons
     at Lewisburg(3).................      M            73       --     --    11/98         --
  Mechanicsburg Outlook Pointe(R) at
     Creekview(3)....................      M           103       --     --    11/98         --
  Dillsburg Outlook Pointe(R) at
     Logan Meadows(3)................      M            62       --     --    12/98         --
  Beaver Falls Outlook Pointe(R) at
     Chippewa(3).....................      M            69       --     --     2/99         --
  York Outlook Pointe(R) at
     York(3).........................      M            66       --     --     2/99         --
  Bridgeville Outlook Pointe(R) at
     Lakemont Farms(3)...............      M           106       --     --     6/99         --
                                                     -----    -----    ---
          SUBTOTAL...................                1,667      169     20

ARKANSAS
  Sherwood Outlook Pointe(R) at
     Sherwood........................      L            41       --     16     9/97       4/99(2)
  Mountain Home Outlook Pointe(R) at
     Mountain Home...................      L            41       --     16    10/97       4/99(2)
  Maumelle Outlook Pointe(R) at
     Maumelle(3).....................      M            41       --     16    10/97         --
  Pocohontas Outlook Pointe(R) at
     Pocahontas(3)...................      M            41       --     16    10/97         --
  Blytheville Outlook Pointe(R) at
     Blytheville(3)..................      M            55       --      2    11/97         --
                                                     -----    -----    ---
          SUBTOTAL...................                  219        0     66

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
VIRGINIA
  Harrisonburg Outlook Pointe(R) at
     Harrisonburg(3).................      M            57       --     --     5/98         --
  Roanoke Outlook Pointe(R) at
     Roanoke(3)......................      M            65       --     --     5/98         --
  Stafford Outlook Pointe(R) at
     Stafford(4).....................      L            41       --     --       --       6/98
  Danville Outlook Pointe(R) at
     Danville(3).....................      M            66       --     --     7/98         --
                                                     -----    -----    ---
          SUBTOTAL...................                  229        0      0
OHIO
  Ravenna Outlook Pointe(R) at
     Ravenna(3)......................      M            57       --     --     2/98         --
  Mansfield Outlook Pointe(R) at
     Ontario(3)......................      M            66       --     --     8/98         --
  Lima Outlook Pointe(R) at
     Lima(3).........................      M            66       --     --     9/98         --
  Xenia Outlook Pointe(R) at
     Xenia(3)........................      M           102       --     --     1/99         --
  Medina Outlook Pointe(R) at
     Medina(3).......................      M            80       --     --     2/99         --
                                                     -----    -----    ---
       SUBTOTAL......................                  371        0      0

NORTH CAROLINA
  Raleigh Outlook Pointe(R) at
     Northridge(4)...................      O           116       --     --       --      12/97
  Greensboro Outlook Pointe(R) at
     Greensboro(3)...................      M            47       --     --    10/98         --
                                                     -----    -----    ---
       SUBTOTAL......................                  163        0      0

MISSOURI
  Dixon Balanced Care, Dixon.........      L            --       60     --       --       8/96
  Hermitage Balanced Care,
     Hermitage.......................      L            --      120     --       --       8/96
  Lebanon Balanced Care, Lebanon
     North...........................      L            --      180     --       --       8/96
     Balanced Care, Lebanon South....      L            12      106     --       --       8/96
     The Terraces at Lebanon South...      L            31       --     --       --       8/96
  Nixa
     Balanced Care, Nixa.............      L            --       82     --       --       8/96
     The Terraces at Nixa............      L            30       --     --       --       8/96

                                                       RESIDENT CAPACITY
                                       OWNED(O)/       BY CARE LEVEL(1)              DATE
                                       LEASED(L)/    ---------------------    ------------------
FACILITY LOCATION                      MANAGED(M)     ALF      SNF     ILF    OPENED    ACQUIRED
-----------------                      ----------    -----    -----    ---    ------    --------
  Republic Balanced Care, Republic...      O            --      127     --       --       8/96
  Springfield
     Balanced Care, Springfield
       East..........................      L            --      120     --       --       8/96
     The Terraces at Springfield
       East..........................      L            --       --     31       --       8/96
     Balanced Care, Springfield West
       I.............................      L            --       90     --       --       8/96
     Balanced Care, Springfield West
       II............................      L            --      180     --       --       8/96
     The Terraces at Springfield.....      L            28       --     --       --       1/97
  Nevada
     Balanced Care, Nevada...........      O            --       60     --       --       8/96
     The Terraces at Nevada..........      L            30       --     --       --       1/97
     The Terraces of Balanced Care...      L            22       --     --       --       5/97
     The Terraces of Balanced Care...      L            24       --     --       --       5/97
  Butler The Terraces of Balanced
     Care............................      L            23       --     --       --       5/97
  Lamar The Terraces of Balanced
     Care............................      L            24       --     --       --       8/97
                                                     -----    -----    ---
       SUBTOTAL......................                  224    1,125     31
WEST VIRGINIA
  Martinsburg Outlook Pointe(R) at
     Martinsburg(3)..................      M            63       --     --     1/99         --
TENNESSEE
  Jackson Outlook Pointe(R) at
     Jackson(3)......................      M            66       --     --     1/99         --
  Bristol Outlook Pointe(R) at
     Bristol(3)......................      M            66       --     --     2/99         --
  Murfreesboro Outlook Pointe(R) at
     Murfreesboro(3).................      M            66       --     --     3/99         --
  Johnson City Outlook Pointe(R) at
     Johnson City(3).................      M            66       --     --     6/99         --
                                                     -----    -----    ---
          SUBTOTAL...................                  264        0      0

FLORIDA
  Pensacola Outlook Pointe(R) at
     Pensacola(3)....................      M            66       --     --     6/99         --
                                                     -----    -----    ---
          TOTAL......................                3,266    1,294    117
                                                     -----    -----    ---

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

(3) The Company manages the facility for the Operator/Lessee and has an option to acquire the stock of the Operator/ Lessee. See "Business -- Development."

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

                                                                     ESTIMATED
                                                                   CONSTRUCTION        ESTIMATED
                                                       RESIDENT     START DATE      COMPLETION DATE
ASSISTED LIVING FACILITY LOCATION                      CAPACITY    (QUARTER END)     (QUARTER END)
---------------------------------                      --------    -------------    ---------------
PENNSYLVANIA
  Shippensburg.......................................      66        Commenced        Sept. 1999
  Loyalsock..........................................      66        Commenced         Dec. 1999
  Lebanon............................................      66        Commenced        Sept. 1999
                                                        -----
          Subtotal...................................     198
OHIO
  Hilliard...........................................     106        Commenced         Dec. 1999
  Centerville........................................     106        Commenced         Dec. 1999
  Westerville........................................     106        Commenced         June 2000
  Sagamore Hills.....................................     105        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     423
TENNESSEE
  Hendersonville.....................................      66        Commenced         Dec. 1999
  Kingsport..........................................      66        Commenced        Sept. 1999
  Knoxville..........................................     106        Commenced         Dec. 1999
  Morristown.........................................      66        Commenced         Dec. 1999
  Oak Ridge..........................................      66        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     370
FLORIDA
  Tallahassee........................................     106        Commenced         Dec. 1999
VIRGINIA
  Chesterfield.......................................      80        Commenced         Dec. 1999
WEST VIRGINIA
  Teay's Valley......................................      66        Commenced         Dec. 1999
INDIANA
  Anderson...........................................      66        Commenced        Sept. 1999
  Evansville.........................................     106        Commenced         Dec. 1999
                                                        -----
          Subtotal...................................     172
MARYLAND
  Hagerstown.........................................      66        Commenced        Sept. 1999
                                                        -----
          TOTAL......................................   1,481

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


4. RECEIVABLES AND CONCENTRATION OF BUSINESS AND CREDIT RISK


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

  MANAGEMENT AGREEMENTS


     As discussed in note 3, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities owned by independent third parties. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to an option agreement at an exercise price based on formulas set forth in the agreements. Certain option agreements require the Company to make periodic payments to maintain its option. At June 30, 1999, the Company had purchase option deposits of $4,274,000, which expire at various dates during Fiscal 2000, less an allowance of $1,300,000. Pursuant to shortfall funding agreements, the Company has agreed to make loans to the operator/lessees if the equity and working capital loans of the operator/lessee are depleted by negative cash flows from start up operations of the facilities. The Company incurred a charge of $4,660,000 in Fiscal 1999 in connection with shortfall funding agreements. No charges were incurred in prior years (See Note 11).


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


     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements and gains and losses on sales of assets), lease expense, interest (net), taxes, depreciation and amortization.



                                                               YEAR ENDED JUNE 30, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $24,159     $47,999        $ 6,288          $78,446
Operating expenses............................   15,128      42,390             --           57,518
General and administrative expenses...........       --          --         12,781           12,781
Provision for losses under shortfall funding
  agreements..................................    4,660          --             --            4,660
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................  $ 4,371     $ 5,609        $(6,493)         $ 3,487
                                                =======     =======        =======          =======
Total Assets..................................  $41,104     $11,764        $18,187          $71,055
                                                =======     =======        =======          =======

                                                               YEAR ENDED JUNE 30, 1998
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $18,920     $58,194        $11,774          $88,888
Operating expenses............................   11,819      51,101             --           62,920
General and administrative expenses...........       --          --         11,877           11,877
Provisions for losses under shortfall funding
  agreements..................................       --          --             --               --
                                                -------     -------        -------          -------
Income from continuing operations before non-
  recurring items, lease expense, interest
  (net), taxes, depreciation and
  amortization................................  $ 7,101     $  7093        $  (103)         $14,091
                                                =======     =======        =======          =======
Total Assets..................................  $36,130     $15,897        $33,945          $85,972
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
 3.2      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.10 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.1      Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. dated April 22, 1999 (previously filed)
10.2      Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          Funding, Inc. dated April 22, 1999 (previously filed)
10.3      Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)
10.4      Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (previously
          filed)
10.5      Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP Funding, Inc. dated
          April 22, 1999 (previously filed)
10.6      Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP Funding, Inc.
          dated April 22, 1999 (previously filed)
10.7      Accounts Receivable Intercreditor Agreement between HCFP
          Funding, Inc. and Meditrust Mortgage Investments, Inc. dated
          April 22, 1999 (previously filed)
10.8      Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 1, 1999
          (previously filed)
10.9      Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 29, 1999
          (previously filed)
10.10     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of August 18, 1998
          (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))
10.11     Employment Agreement, dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.12     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.13     Separation Agreement, dated as of August 23, 1999, by and
          between Balanced Care Corporation and Brian L. Barth
          (previously filed)**
10.14     Form of HCRI Lease Agreement (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.15     Schedule to Form of HCRI Lease Agreement (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.16     Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))

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
10.35     Separation Agreement, dated as of July 13, 1999, by and
          between Balanced Care Corporation and Paul A. Kruis
          (previously filed)**
10.36     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999
          (previously filed)**
10.37     First Amended and Restated Change in Control Agreement dated
          May 26, 1999 between Balanced Care Corporation and Mark S.
          Moore (previously filed)**
10.38     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 1999 (No. 001-13845))**
10.39     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999 (No.
          001-13845))**
21.1      Schedule of Subsidiaries of Balanced Care Corporation
          (previously filed)
23.1      Independent Auditors' Consent -- KPMG LLP (filed herewith)
27.1      Financial Data Schedule (previously filed)


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

/s/ GEORGE H. STRONG                Director                              September 28, 1999
----------------------------------
George H. Strong

/s/ RAYMOND E. SCHULTZ              Director                              September 28, 1999
----------------------------------
Raymond E. Schultz

/s/ PIER C. BORRA                   Director                              September 28, 1999
----------------------------------
Pier C. Borra

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the
          Company and Urquhart Company dated as of September 30, 1998
          (incorporated by reference to Exhibit 2.1 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1998
          (No. 001-13845))*
 3.1      Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
 3.2      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.10 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.1      Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. dated April 22, 1999 (previously filed)
10.2      Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          Funding, Inc. dated April 22, 1999 (previously filed)
10.3      Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)
10.4      Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (previously
          filed)
10.5      Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP Funding, Inc. dated
          April 22, 1999 (previously filed)
10.6      Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP Funding, Inc.
          dated April 22, 1999 (previously filed)
10.7      Accounts Receivable Intercreditor Agreement between HCFP
          Funding, Inc. and Meditrust Mortgage Investments, Inc. dated
          April 22, 1999 (previously filed)
10.8      Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 1, 1999
          (previously filed)
10.9      Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP Funding, Inc. dated July 29, 1999
          (previously filed)
10.10     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of August 18, 1998
          (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))
10.11     Employment Agreement, dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.12     Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.13     Separation Agreement, dated as of August 23, 1999, by and
          between Balanced Care Corporation and Brian L. Barth
          (previously filed)**

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
10.33     Consulting Agreement between Pier C. Borra and Balanced Care
          Corporation dated March 22, 1999, effective December 8, 1998
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1999
          (No. 001-13845))
10.34     Employment Agreement between Clint T. Fegan and Balanced
          Care Corporation dated February 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999 (No. 001-13845))**
10.35     Separation Agreement, dated as of July 13, 1999, by and
          between Balanced Care Corporation and Paul A. Kruis
          (previously filed)**
10.36     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999
          (previously filed)**
10.37     First Amended and Restated Change in Control Agreement dated
          May 26, 1999 between Balanced Care Corporation and Mark S.
          Moore (previously filed)**
10.38     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 1999 (No. 001-13845))**
10.39     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999 (No.
          001-13845))**
21.1      Schedule of Subsidiaries of Balanced Care Corporation
          (previously filed)
23.1      Independent Auditors' Consent -- KPMG LLP (filed herewith)
27.1      Financial Data Schedule (previously filed)


---------------
 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit of schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.