Form 10-K/A
period 1999-06-30
BALANCED CARE CORP
filed 1999-10-27
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                  FORM 10-K/A



                               (AMENDMENT NO. 2)


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


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K/A (Amendment No. 2) amends the Company's Form 10-K/A (Amendment No.1) previously filed on October 1, 1999 and the Company's Form 10-K previously filed on September 28, 1999, to set forth the information required in
Part III of Form 10-K and to amend and restate the information in Part IV of Form 10-K. The information in Part III was to be incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A. However, the Company's definitive Proxy Statement will not be filed within the 120 day period after the end of the Company's fiscal year necessary to enable the Company to incorporate such information by reference, as the Company has postponed its annual meeting of stockholders.



                                    PART III



ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The information regarding the executive officers of the Company is set forth at the end of Item I of Part I of the Company's Form 10-K/A (Amendment No.1) filed on October 1, 1999.



                               BOARD OF DIRECTORS






     The Company's Certificate of Incorporation and Bylaws provide that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than nine) and that the Board shall be divided into three classes. The terms of office of the three classes of directors (Class I, Class II and Class III) end in successive years. The terms of the Class II directors expire this year and their successors are to be elected at the 1999 annual meeting of stockholders for a three-year term expiring in 2002. The terms of the Class III and Class I directors do not expire until 2000 and 2001, respectively.



     In December 1998, the Board of Directors appointed Pier C. Borra as Class I director. In February 1999, John M. Brennan resigned as Class I director.



     On October 8, 1999, the Board of Directors increased its size from seven to nine members. In addition, in order to permit the appointment of four directors designated by IPC Advisors S.A.R.L., which is now the Company's largest stockholder, Bill R. Foster, Sr. and Raymond Schultz agreed to resign. The Board of Directors appointed the following individuals to fill the vacancies resulting from the foregoing:



                    Name                     Class
                    ----                     -----
               Paul Reichmann                Class I
               Barry Reichmann               Class I
               Manfred J. Walt               Class II
               George Kuhl                   Class III




                               CLASS I DIRECTORS

PIER C. BORRA       Mr. Borra is Chairman and Chief Executive Officer of CORA
  Age 59            Health Services, Inc., a provider of outpatient
  Director since    rehabilitation, which he founded in December 1997.
  1998              Previously, he served as Chairman, President and Chief
                    Executive Officer of Arbor Health Care Company, a sub-acute care company, which he founded in 1985. Mr. Borra also served as a Director of Health Care REIT (NYSE).

PAUL REICHMANN      Since April 1999, Mr. Reichmann has served as the Executive
  Age 69            Chairman of the Canary Wharf Group Plc, a real estate
  Director since    company listed on the London Stock Exchange. Since 1994, Mr.
  October 1999      Reichmann has served as the Chief Executive of the
                    Reichmann Group of Companies. This group includes:
                    International Property Corporation and affiliates with investments in office and commercial properties in the United States; Reichmann International Development
                    Corporation and affiliates with investments in real estate projects in Mexico City; and Central Park Lodges Ltd., a private health care company that provides long term care and assisted living services to seniors in both Canada and the United States. Mr. Reichmann is the Chairman of Central
                    Park Lodges Ltd. and a Trustee of CPL Long Term Care Real
                    Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange.

BARRY REICHMANN     Since October 1994, Mr. Reichmann has served as President,
  Age 33            Chief Executive Officer and a Director of Central Park
  Director since    Lodges Ltd., a private health care company that provides
  October 1999      long term care and assisted living services to seniors in
                    both Canada and the United States. Mr. Reichmann is also the Chief Executive Officer and a Trustee of CPL Long Term Care
                    Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange. Mr. Reichmann is a Director of Firm Capital Mortgage Investment Fund, a mortgage investment fund listed on the Toronto Stock
                    Exchange.

                               CLASS II DIRECTORS


EDWARD R. STOLMAN                    Mr. Stolman has owned and operated Stolman Investments since 1982,
  Age 73                             specializing in real estate and health care investments and consulting.
  Director since 1997                He joined Hospital Affiliates International in 1968 and served as
                                     Executive Vice President and Vice Chairman, and also served as Chairman of Affiliated Health Corporation from 1984 to 1990. Mr. Stolman was an original investor in and a member of the Board of Directors of Dovebar
                                     International, Inc.

GEORGE H. STRONG                     Mr. Strong is a private investor with many years of experience in both
  Age 73                             director and executive positions in health care enterprises. Since 1994,
  Director since 1996                Mr. Strong has served as a director for Integrated Health Services,
                                     HealthSouth Rehabilitation Corporation, Managed Care USA and Amerisource.
                                     Mr. Strong was a Senior Vice President and founding director of Universal
                                     Health Services, Inc. from 1979 to 1985 and was with American Medicorp for five years prior to that.

MANFRED J. WALT                      Since May 1998, Mr. Walt has served as Executive Vice President and Chief
  Age 46                             Financial Officer of Central Park Lodges Ltd., a private Canadian health
  Director since October 1999        care company that provides long term care and assisted living services to seniors in both Canada and the United States. From 1997 until May 1998,
                                     Mr. Walt served as Senior Vice President of Gentra Inc. (an affiliate of
                                     EdperBrascan Corporation), a real estate merchant bank listed on the
                                     Toronto Stock Exchange. From 1980 until 1998, Mr. Walt served in various capacities with the EdperBrascan group of companies including Managing
                                     Partner of Financial Services for EdperBrascan Corporation, a diversified conglomerate listed on the Toronto Stock Exchange. Mr. Walt is also a member of the Boards of Directors of Central Park Lodges Ltd. and Oxford
                                     Automotive Inc., a private company.




                              CLASS III DIRECTORS

DAVID L. GOLDSMITH                   Since March 1999, Mr. Goldsmith has served as Managing Director for RS
  Age 51                             Investment Management, an independent money management firm. Prior to
  Director since 1996                his service at RS Investment Management, Mr. Goldsmith was associated with BancAmerica Robertson Stephens and its predecessors for more than
                                     15 years, serving as a Managing Director, Health Care for more than five years. Mr. Goldsmith is also a member of the Boards of Directors of Apria Healthcare Group Inc. and selected private companies.

BRAD E. HOLLINGER                    Before joining the Company in 1995, Mr. Hollinger served as Executive
  Age 45                             Vice President of the Contract Services Group of Continental Medical
  Chairman of the Board,             Systems ("CMS"), a national provider of medical rehabilitation services
  President and                      and contract therapy services from 1992 to 1995. Mr. Hollinger also
  Chief Executive Officer            served as Senior Vice President/Development of CMS from 1987 to 1990,
  and a Director since 1995          leading the development and financing of eighteen medical rehabilitation hospitals in seven states. From 1985 to 1987, Mr. Hollinger was Vice
                                     President of Development of Rehab Hospital Service Corporation.

GEORGE KUHL                          Since October 1994, Mr. Kuhl has served as Vice Chairman/Chief Operating
  Age 50                             Officer of Central Park Lodges Ltd., a private Canadian health care
  Director since October 1999        company that provides long term care and assisted living services to seniors in both Canada and the United States. Mr. Kuhl is also a Trustee of CPL
                                     Long Term Care Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange.




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons beneficially holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Commission and the AMEX. Specific due dates for these reports have been established and the Company is required to report in this Form 10-K any failure to file by these dates. All of these filing requirements were satisfied, except that Mr. Goldsmith filed a Form 5 after the required due date to reflect the transfer of shares that he had previously reported ownership of to a family trust. In making these statements, the Company has relied on copies of the reports that its officers, directors and beneficial owners of more than ten percent of the Company's Common Stock have filed with the Commission.

ITEM 11--EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the three fiscal years ended June 30, 1999 for the Company's Chief Executive Officer and for the four other most highly compensated executive officers of the Company for Fiscal 1999, as well as one additional executive officer who resigned during Fiscal 1999 (the "Named Executive Officers").

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                           ANNUAL COMPENSATION         SECURITIES
                                             FISCAL      ------------------------      UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION(S)                YEAR       SALARY($)    BONUS($)(1)    OPTIONS(#S)(2)    COMPENSATION($)
------------------------------                ----       ---------    -----------    --------------    ---------------
Brad E. Hollinger........................     1999        225,000       150,000         100,000                 --
  Chairman of the Board, President            1998        200,000       116,250              --                 --
  and Chief Executive Officer                 1997        152,500        58,000          75,000                 --
Stephen G. Marcus........................     1999        184,900        42,500          60,000                 --
  Chief Operating Officer                     1998         83,802            --         150,000             20,000(3)
                                              1997             --            --              --                 --
Brian L. Barth(4)........................     1999        170,000        56,250          60,000                 --
  Chief Development Officer                   1998        125,000        32,400          15,000                 --
                                              1997         75,000        20,000          26,250                 --
Russell A. DiGilio.......................     1999        120,000        41,600          30,000                547(5)
  Senior Vice President -- Outlook            1998        104,000        36,000              --              2,132(5)
  Pointe Division                             1997         89,667         3,683          18,750              1,708(5)
David K. Barber..........................     1999        110,000        33,400          15,000                 --
  Senior Vice President -- Project            1998         83,500        31,000              --                 --
  Management                                  1997         77,000            --          13,125                 --
Paul A. Kruis(6).........................     1999        100,000        45,000          30,000             66,900(7)
  Chief Financial Officer                     1998        110,866            --         150,000                 --
                                              1997             --            --              --                 --

---------------

(1) Reflects bonuses paid in Fiscal 1999, the year ended June 30, 1998 ("Fiscal 1998") and the year ended June 30, 1997 ("Fiscal 1997"), for services rendered in Fiscal 1998, Fiscal 1997 and the year ended June 30, 1996, respectively.

(2) Options granted pursuant to the Company's Incentive Plan to purchase shares of Common Stock. Options granted during Fiscal 1999 are described in greater detail below.

(3) Represents a sign-on bonus received by Mr. Marcus during Fiscal 1998.

(4) Mr. Barth resigned from the Company effective August 15, 1999.

(5) Represents the value received by Mr. DiGilio in connection with personal usage of a Company-owned vehicle.

(6) Mr. Kruis resigned from the Company effective February 12, 1999.

(7) Represents amounts paid to Mr. Kruis for (i) accrued but unused vacation and
    (ii) salary continuation from February 12, 1999 through and including June 30, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information with respect to stock options granted to the Named Executive Officers in Fiscal 1999. No options were exercised by the Named Executive Officers in Fiscal 1999. The options listed below are included in the Summary Compensation Table above.

                                                                                    POTENTIAL REALIZABLE VALUE
                          NUMBER OF     % OF TOTAL                                     AT ASSUMED RATES OF
                          SECURITIES     OPTIONS                                     STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO                                      FOR OPTION TERM(7)
                           OPTIONS     EMPLOYEES IN    EXERCISE     EXPIRATION      --------------------------
NAME                      GRANTED(1)   FISCAL YEAR    PRICE($/SH)      DATE             5%             10%
----                      ----------   -----------    -----------      ----         -----------    -----------
Brad E. Hollinger.......    50,000         3.2%          5.34       8/18/2008(2)     $180,946       $446,279
                            50,000         3.2%          2.25       5/05/2009(3)     $ 65,660       $171,191
Stephen G. Marcus.......    30,000         1.9%          5.34       8/18/2008(2)     $108,568       $267,768
                            30,000         1.9%          2.25       5/05/2009(3)     $ 39,396       $102,714
Brian L. Barth..........    30,000         1.9%          5.34       8/18/2008(2)(4)  $108,568       $267,768
                            30,000         1.9%          2.25       5/05/2009(3)(5)  $ 39,396       $102,714
Russell A. DiGilio......    15,000         1.0%          5.34       8/18/2008(2)     $ 54,284       $133,884
                            15,000         1.0%          2.25       5/05/2009(3)     $ 19,698       $ 51,357
David K. Barber.........    15,000         1.0%          5.34       8/18/2008(2)     $ 54,284       $133,884
Paul A. Kruis...........    30,000         1.9%          5.34       8/18/2008(6)     $108,568       $267,768

---------------

(1) Options granted pursuant to the Incentive Plan to purchase shares of Common Stock. Subject to the approval of the Compensation Committee, the exercise price and applicable withholding taxes may be paid in cash or in shares of the Company's Common Stock (whether previously owned or to be acquired upon exercise), or by other methods which comply with the Incentive Plan and applicable law.

(2) One quarter of the options granted vested on August 18, 1999 and the remainder will vest in equal increments on August 18, 2000, 2001 and 2002 subject to the provisions of the Incentive Plan.

(3) The options granted will vest in equal increments on May 5, 2000, 2001, 2002 and 2003 subject to the provisions of the Incentive Plan.

(4) Of the options granted, only 25% vested on August 18, 1999 and will be exercisable until August 15, 2000 pursuant to Mr. Barth's separation agreement with the Company subject to the provisions of the Incentive Plan.

(5) The options granted are fully vested and exercisable pursuant to Mr. Barth's separation agreement with the Company and are exercisable until November 15, 1999 subject to the provisions of the Incentive Plan.

(6) The options granted are fully vested and exercisable until July 15, 2000 pursuant to Mr. Kruis' separation agreement with the Company subject to the provisions of the Incentive Plan.

(7) These assumed "potential realizable values" are mathematically derived from certain prescribed rates of stock appreciation. The actual value of these option grants is dependent on the future performance of Company Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be achieved. These values are calculated using the estimated fair market values of the Common Stock on August 18, 1998 and May 5, 1999, of $5.50 and $2.1875 per share, respectively, and assume that all such options are currently exercisable.

COMPENSATION OF DIRECTORS



     Members of the Board of Directors who are also employees of the Company do not receive cash compensation for their services as directors. Members of the Board of Directors who are not employees of the Company receive a $5,000 annual retainer for their services as directors, payable quarterly. Each non-employee director also receives $1,000 for each meeting attended and $500 for each telephonic meeting in which he participated. In addition, under the Company's 1996 Stock Incentive Plan, as amended and restated, effective August 18, 1998 (the "Incentive Plan"), non-employee directors are granted non-qualified stock options to purchase 15,000 shares of Common Stock upon each director's initial election to the Board and 5,000 shares of Common Stock on the anniversary of each director's election to the Board for the duration of his or her term. During Fiscal 1999, Messrs. Schultz and Borra received non-qualified stock options for 15,000 shares of Common Stock and Messrs. Brennan, Foster, Goldsmith, and Stolman received non-qualified stock options for 5,000 shares of Common Stock. All directors are reimbursed for reasonable expenses incurred in attending board and committee meetings and otherwise carrying out their duties. On August 9, 1999, the Compensation Committee of the Board voted to amend and restate the Incentive Plan to provide that the non-qualified option to be granted to each non-employee director to acquire 5,000 shares of Common Stock be granted at each Annual Meeting of Stockholders of the Company rather than upon the anniversary of each director's election to the Board (the "Amended Incentive Plan"). The Amended Incentive Plan is subject to ratification by the Company's Board of Directors. The Board is expected to ratify the Amended Incentive Plan at its regular meeting scheduled for November 4, 1999. All share numbers reflect the 3-for-4 reverse stock split of the Company's Common Stock in October 1997.



EMPLOYMENT AND RELATED ARRANGEMENTS

     Employment Agreement with the Chief Executive Officer. The Company is party to an employment agreement with Mr. Hollinger that became effective as of August 1, 1996 and expires on July 31, 2001, subject to annual extensions thereafter. Pursuant to the employment agreement, for Fiscal 1999 and thereafter, Mr. Hollinger received, and is to receive, an annual salary of $225,000. For each fiscal year of the Company throughout the term of the agreement, Mr. Hollinger is also entitled to receive an annual bonus in an amount not less than 75% of his base salary upon achievement by the Company of certain levels of pre-tax earnings to be determined by the Board of Directors. If the level of earnings exceeds the level determined by the Board for a fiscal year, the Board may award Mr. Hollinger additional bonus compensation. Pursuant to the employment agreement, the Company granted to Mr. Hollinger as of August 1, 1996 the right to purchase 37,500 shares of Common Stock at a purchase price of $2.00 per share and, as of June 30, 1997, the right to purchase an additional 37,500 shares of Common Stock at a per share purchase price equal to the fair market value of a share of Common Stock on June 30, 1997, which was $6.67 per share. These options are generally to vest in accordance with the Incentive Plan (including the Change of Control acceleration provision contained in such plan), provided that if Mr. Hollinger terminates his employment for Good Reason (as defined in the employment agreement, which includes the occurrence of a Change in Control as Good Reason), the options are to become fully vested and exercisable as of the date of such termination and may be exercised within one year following such termination. In addition, if Mr. Hollinger terminates his employment for Good Reason (including upon the occurrence of a Change in Control), he will be entitled to receive a cash payment within 10 days of such termination equal to three times his annual compensation plus the amount of any bonus for that year.

     Employment Agreements, Termination of Employment and Change in Control Arrangements with Other Named Executive Officers. The Company is a party to an employment agreement with Mr. Marcus dated November 24, 1997, that contemplates a three year term expiring on January 4, 2001, subject to three year extensions thereafter unless either party gives a 180 day notice of nonrenewal prior to the expiration of the then current term. Pursuant to the employment agreement, Mr. Marcus is entitled to receive an annual salary of $170,000 for the first year of the agreement, which annual salary is to be increased in the second year to $200,000 and thereafter adjusted annually in an amount equal to 10% per year. For each fiscal year of the Company throughout the term of the agreement, Mr. Marcus is also entitled to receive an annual bonus of up to 50% of his base salary based upon his performance of stated objectives and the Company's achievement of certain levels of pre-tax earnings to be determined by the Board of Directors. Pursuant to the employment agreement, the Company granted Mr. Marcus the right to purchase 150,000 shares of Common Stock at a purchase price of $6.50, the fair market value of a share of Common Stock on January 5, 1998. On each anniversary date of the employment agreement, the Company has agreed to grant Mr. Marcus the right to purchase additional shares of Common Stock in an amount of not less than 30,000 shares annually. These options are generally to vest in accordance with the Incentive Plan (including the Change of Control acceleration provision contained in such plan), provided that if the Company terminates Mr. Marcus for reasons other than for cause, does not renew the agreement or experiences a Change in Control (as defined in the employment agreement), the options will become fully vested and exercisable in accordance with the Incentive Plan. In addition, in the event of a change of control, termination by the Company without cause within a specified period following the change of control or nonrenewal of the agreement by the Company, Mr. Marcus will be entitled to receive a cash payment within 15 days of such termination equal to three times his annual compensation plus the amount of any bonus for that year and to participate in the Company's health care benefits for one year following such termination, or, at the Company's option, receive the cash value of such benefits in a lump sum payable within 15 days of his termination.

     Mr. Barth resigned from the Company effective August 15, 1999. Mr. Barth was a party to an employment agreement with the Company. The Company is a party to a separation agreement with Mr. Barth dated August 23, 1999 that supersedes his employment agreement and provides for him to receive certain severance benefits. Mr. Barth received a lump sum payment of $75,000 (less applicable withholdings and deductions) on September 26, 1999. Mr. Barth will also receive severance pay at his final base salary of $170,000, paid semi-monthly in accordance with the Company's normal payroll practices, commencing August 15, 1999 and continuing through August 14, 2000. Mr. Barth's stock options representing an aggregate of 71,250 shares of Common Stock will continue to vest in accordance with their scheduled terms and will be exercisable until August 15, 2000, subject to the provisions of the Incentive Plan. Mr. Barth's stock options representing an aggregate of 30,000 shares of Common Stock vest immediately and will be exercisable until November 15, 1999, subject to the provisions of the Incentive Plan. The Company agreed to forgive the outstanding principal balance of $7,000 that Mr. Barth owed to the Company under a promissory note dated April 1, 1996 in the original principal amount of $20,000. As consideration for Mr. Barth's severance benefits, commencing August 15, 1999 and continuing through August 15, 2000, Mr. Barth is prohibited from (i) soliciting Company Customers (as defined in the separation agreement) or any present employees of the Company and (ii) engaging in any Business Activity (as defined in the separation agreement) in competition with the Company or its Affiliates (as defined in the separation agreement). The separation agreement also contains mutual release provisions that govern each party's respective rights to bring future claims against the other party.

     Mr. DiGilio is a party to a change in control agreement with the Company dated September 23, 1998 that provides in the event of a Change in Control (as defined in the agreement) of the Company that results in Mr. DiGilio's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if he is terminated without cause, in each case within a specified period following the Change in Control, Mr. DiGilio is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times his annual compensation then in effect plus the maximum amount of his potential annual bonus percentage payable for the year in which the event occurred. In addition, all outstanding stock options granted to Mr. DiGilio under the Incentive Plan will vest immediately and will be exercisable subject to the provisions of the Incentive Plan.

     Mr. Barber is a party to a change in control agreement with the Company dated September 23, 1998 that provides in the event of a Change in Control (as defined in the agreement) of the Company that results in Mr. Barber's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if he is terminated without cause, in each case within a specified period following the Change in Control, Mr. Barber is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times his annual compensation then in effect plus the maximum amount of his potential annual bonus percentage payable for the year in which the event occurred. In addition, all outstanding stock options granted to Mr. Barber under the Incentive Plan will vest immediately and will be exercisable subject to the provisions of the Incentive Plan.

     Mr. Kruis resigned from the Company effective February 12, 1999. The Company was a party to an offer letter dated October 3, 1997 and a change in control agreement dated November 5, 1998 with Mr. Kruis. The Company is a party to a separation agreement with Mr. Kruis dated July 13, 1999 that supersedes his prior agreements with the Company and provides for him to receive certain severance benefits. Mr. Kruis is receiving severance pay at his final base salary of $160,000, paid semi-monthly in accordance with the Company's normal payroll practices, commencing February 12, 1999 and continuing through May 11, 2000. The separation agreement provides that Mr. Kruis' stock options, representing an aggregate of 180,000 shares of Common Stock vest immediately and will be exercisable until July 15, 2000 subject to the provisions of the Incentive Plan. The separation agreement also contains mutual release provisions that govern each party's respective rights to bring future claims against the other party.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to his resignation in February 1999, Mr. Brennan was a member of the Compensation Committee. Mr. Brennan received a warrant in August 1996 to purchase 138,000 shares of Common Stock of the Company at a purchase price of $3.00 per share. The warrant has a ten year term and may be exercised at any time.

ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of the Company's Common Stock as of September 1, 1999 by each person or group known by the Company to beneficially own more than five percent of outstanding Common Stock, each director, nominee for director and the Named Executive Officers, and by all directors and executive officers as a group. Unless otherwise indicated, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. As of September 1, 1999, there were 16,722,846 outstanding shares of Common Stock.

                                                                 SHARES
                                                              BENEFICIALLY      PERCENT OF
                            NAME                                 OWNED            CLASS
                            ----                              ------------      ----------
IPC Advisors S.A.R.L........................................   3,300,000(1)       16.48%
  38-40 Rue Sainte Zithe
  L-2763 Luxembourg
Astoria Capital Partners, L.P...............................   1,773,600          10.61%
  6600 SW Ninety-Second Avenue
  Suite 370
  Portland, OR 97223
Meditrust...................................................   1,086,179(2)        6.50%
  197 First Avenue
  Needham Heights, MA 02194
Henry L. Hillman, Elsie Hilliard Hillman and C.G.
  Grefenstette, Trustees....................................   1,735,000(3)       10.38%
  1900 Grant Building
  Pittsburgh, PA 15129
John M. Brennan.............................................   1,237,051(4)        7.34%
  Brennan Holdings
  11212 Mann Road
  Mooresville, IN 46158
Brad E. Hollinger...........................................     858,838(5)        5.00%
  2850 Ford Farm Road
  Mechanicsburg, PA 17055
Bill R. Foster, Sr..........................................     792,412(6)        4.73%
  Foster Health Care Group
  426 South Jefferson
  Springfield, MO 65801-2351
Paul Reichmann..............................................      15,000(7)           *
Barry Reichmann.............................................      15,000(8)           *
Manfred J. Walt.............................................      15,000(9)           *
George Kuhl.................................................      15,000(10)          *
David L. Goldsmith..........................................      55,663(11)          *
Edward R. Stolman...........................................      19,250(12)          *
George H. Strong............................................      46,250(13)          *
Pier C. Borra...............................................      55,000(14)          *
Stephen G. Marcus...........................................      45,000(15)          *
Brian L. Barth..............................................     169,688(16)       1.01%
Russell A. DiGilio..........................................      94,313(17)          *
David K. Barber.............................................      81,867(18)          *
Paul A. Kruis...............................................     192,923(19)       1.14%
All Directors and Executive Officers as a Group (15
  persons)(20)..............................................   2,511,589(21)      14.68%

---------------

* Indicates ownership of less than 1% of the Common Stock.

 (1) Includes 3,300,000 of Series C Preferred Stock. Does not include 3,855,892 shares of Common Stock owned by certain stockholders of the Company over which IPC has voting control only. IPC disclaims beneficial ownership of the 3,855,892 shares of Common Stock.

 (2) Includes 465,124 shares held subject to warrants owned by Meditrust Mortgage Investments, Inc. and 289,743 shares held subject to warrants owned by Meditrust Acquisition Corporation II, a wholly-owned subsidiary of Meditrust.



 (3) Consists of 1,000,000 shares held by trust for the benefit of Henry L. Hillman (the "HLH Trust") and 525,000 shares owned by Juliet Challenger, Inc., an indirect wholly-owned subsidiary of The Hillman Company ("THC"). The Trustees of the HLH Trust are Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette (the "HLH Trustees"). The HLH Trustees share voting and investment power with respect to the shares held of record by the HLH Trust and the assets of THC. Does not include an aggregate of 210,000 shares held by four trusts for the benefit of the members of the Hillman family, as to which the HLH Trustees (other than Mr. Grefenstette, who is one of the trustees of such family trusts) disclaim beneficial ownership.



 (4) Includes 138,000 shares held subject to warrants.

 (5) Includes 59,375 shares held subject to stock options. Also includes 1,150 shares held jointly by Brad E. Hollinger and his spouse, 5,250 shares subject to Mr. DiGilio's right to purchase. Does not include 20,000 shares held by Mr. Hollinger's spouse subject to stock options. Mr. Hollinger disclaims beneficial ownership as to the 20,000 shares held by his spouse subject to stock options.

 (6) Includes 767,412 shares owned by the Inter Vivos Trust of Billy Ray Foster. As the trustee, Mr. Foster has voting and investment power with respect to the shares held by the trust and may be deemed to have indirect beneficial ownership of them. Also includes 25,000 shares held subject to stock options.

 (7) Includes 15,000 shares held subject to stock options.

 (8) Includes 15,000 shares held subject to stock options.

 (9) Includes 15,000 shares held subject to stock options.

(10) Includes 15,000 shares held subject to stock options.

(11) Includes 34,413 shares owned by the Goldsmith Family Trust. As the co-trustee, Mr. Goldsmith has voting and investment power with respect to the shares held by the trust and may be deemed to have indirect beneficial ownership of them. Also includes 21,250 shares held subject to stock options.

(12) Includes 3,000 shares owned by The Stolman Family Trust. Also includes 16,250 shares held subject to stock options.

(13) Includes 8,750 shares held subject to stock options.

(14) Includes 45,000 shares held subject to stock options.

(15) Includes 45,000 shares held subject to stock options.

(16) Includes 3,750 shares held by The Brian L. Barth and Lori A. Barth Irrevocable Children's Trust, for which Mr. Barth's sister-in-law is trustee. Mr. Barth disclaims beneficial ownership as to such shares. Also includes 60,938 shares held subject to stock options.

(17) Includes 5,250 shares subject to a right to purchase from Mr. Hollinger. Also includes 89,063 shares held subject to stock options.

(18) Includes 10,313 shares held subject to stock options.

(19) Includes 6,000 shares held in managed accounts for Mr. Kruis' nephews. As trustee, Mr. Kruis disclaims beneficial ownership as to such shares. Also includes 180,000 shares held subject to stock options.

(20) Includes directors and officers as of October 12, 1999. Due to managerial changes in connection with the Company's restructuring during Fiscal 1999, as of August 9, 1999, Russell A. DiGilio, David K. Barber, Douglas L. Brewer, and Mark S. Moore were no longer considered "executive officers" of the Company. Gary W. Anderson was appointed Executive Vice President--Operations of the Company on August 15, 1999.

(21) Includes 381,909 shares held subject to stock options.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Brad Hollinger, President, Chief Executive Officer and Chairman of the Board, was the sole member of Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI owns six Operator/Lessees (collectively, the "FCI Subsidiaries") that entered into management agreements, option agreements, and other transaction documents with the Company, and facility lease agreements with a Real Estate Investment Trust ("REIT") in September 1998. Effective September 30, 1999, FCI redeemed Mr. Hollinger's equity interests in FCI for nominal consideration and FCI sold the equity interests to a group of third party investors.

     Bill R. Foster, Sr., a director of the Company, received $435,279 for leasing to the Company two assisted living facilities in Springfield and Nevada, Missouri and the Company's regional headquarters in Springfield, Missouri at an annual rental of $194,454, $188,325 and $52,500, respectively.

     Mr. Borra is a party to a consulting agreement with the Company to provide investor relations, tactical planning and other consulting services. In consideration, for each hour of service not to exceed 120 hours per year, Mr. Borra is granted a non-qualified stock option for 250 shares of the Company's Common Stock, subject to the terms and conditions pertaining to "Independent Contractors" under the Company's Incentive Plan. During Fiscal 1999, Mr. Borra was granted a non-qualified stock option for 30,000 shares of the Company's Common Stock at an exercise price of $2.53 per share.

     As of September 1, 1999, Meditrust was the beneficial owner of more than five percent of the Common Stock. See "Security Ownership." The Company has developed 23 assisted living facilities that are owned by Meditrust. Of these 23 facilities (19 in operation and 4 under construction), 18 are leased from Meditrust by third party operators and managed by the Company pursuant to management agreements, and 5 are leased directly from Meditrust by the Company. In addition, the Company has seven facilities in operation leased by the Company from Hawthorn Health Properties, Inc. that are mortgaged in favor of Meditrust and one assisted living facility in operation that is leased by the Company from Meditrust. Meditrust's investment in these facilities is approximately $144 million. Previously, the Company had two facilities in operation that were owned by the Company and mortgaged in favor of Meditrust. In July 1999, the Company satisfied its outstanding obligations under the two mortgages in favor of Meditrust, for which Meditrust received $3,647,684.

     Robin Barber, sister-in-law of Brad E. Hollinger, has been employed by the Company as Director of Legal Services since 1996, Vice President and Senior Counsel since September 1997, and Senior Vice President and Legal Counsel since February, 1999. During Fiscal 1999, Ms. Barber received an annual salary of $95,083 and a bonus of $20,000.

     Scott J. Hollinger, brother of Brad E. Hollinger, has been employed by the Company as a Construction Project Manager since December 1996 and
Director--Project Management since July 1998. During Fiscal 1999, Scott J. Hollinger received an annual salary of $65,000 and a bonus of $15,750.

     Deborah Myers Welsh, spouse of Brad E. Hollinger, entered into a consulting agreement with the Company on February 3, 1997 to provide legal services at the rate of $90 per hour not to exceed 30 hours per week for 50 weeks. Ms. Welsh received $101,205 under such arrangement during Fiscal 1999.

     See also "Compensation Committee Interlocks and Insider Participation."

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

     (a)(2) Financial Statement Schedule:

        See (d) below.

     (a)(3) Exhibits:

        The following exhibits are filed herewith or are incorporated by reference herein:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the
          Company and Urquhart Company dated as of September 30, 1998
          (incorporated by reference to Exhibit 2.1 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1998
          (No. 001-13845))

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

10.2 Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.3 Schedule to Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1998 (No. 001-13845))

10.4      Form of Meditrust Option Agreement (incorporated by reference to
          Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.5 Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))


10.6 Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.7 Schedule to Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.8 Form of Meditrust Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.9 Schedule to Form of Meditrust Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.10 Form of Nationwide Health Properties, Inc. ("NHP") First Series Lease and Security Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.11 Schedule to Form of NHP First Series Lease and Security Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.12 Form of NHP Second Series Lease and Security Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.13 Schedule to Form of NHP Second Series Lease and Security Agreement (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.14 NHP First Series Master Investment Agreement (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.15 NHP Second Series Master Investment Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.16    Form of NHP First Series Option Agreement (incorporated by reference to
         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

--------------------------------------------------------------------------------
10.17   Schedule to Form of NHP First Series Option Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K
        for the year ended June 30, 1998 (No. 001-13845))

10.18 Form of NHP Second Series Option Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.19 Schedule to Form of NHP Second Series Option Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.20 Form of NHP First Series Shortfall Funding Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.21   Schedule to Form of NHP First Series Shortfall Funding Agreement
        (incorporated by reference to Exhibit 10.25 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.22 Form of NHP Second Series Shortfall Funding Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.23   Schedule to Form of NHP Second Series Shortfall Funding Agreement
        (incorporated by reference to Exhibit 10.27 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.24   Form of NHP First Series Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.28 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.25   Schedule to Form of NHP First Series Working Capital Assurance
        Agreement (incorporated by reference to Exhibit 10.29 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1998 (No.
        001-13845))

10.26   Form of NHP Second Series Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.30 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.27   Schedule to Form of NHP Second Series Working Capital Assurance
        Agreement (incorporated by reference to Exhibit 10.31 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1998 (No.
        001-13845))
--------------------------------------------------------------------------------

10.28 Form of American Health Properties, Inc. ("AHP") Lease and Security Agreement (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.29 Schedule to Form of AHP Lease and Security Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.30     Form of AHP Option Agreement (incorporated by reference to Exhibit
          10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.31     Schedule to Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.32 AHP Option Agreement II (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.33 Form of AHP Shortfall Funding Agreement, together with schedule (incorporated by reference to Exhibit 10.75 to the Registration Statement on Form S-1 (No. 333-37833))

10.34 Schedule to Form of AHP Shortfall Funding Agreement (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.35 Form of AHP Working Capital Assurance Agreement, together with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))

10.36 Schedule to Form of AHP Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.37 Form of Ocwen Financial Corporation ("Ocwen") Lease Agreement (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.38 Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.39     Form of Ocwen Option Agreement (incorporated by reference to Exhibit
          10.47 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.40 Schedule to Form of Ocwen Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.41 Form of Ocwen Shortfall Funding Agreement (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.42 Schedule to Form of Ocwen Shortfall Funding Agreement (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.43     Ocwen Shortfall Funding Agreement II (incorporated by reference to
          Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.44 Form of Ocwen Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.45 Schedule to Form of Ocwen Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.46 Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.47 First Amendment to Option Agreements, Shortfall Funding Agreements and Stock Pledge Agreements (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.48 Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))

10.49 Form of Capstone Lease (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.50     Schedule to Form of Capstone Lease (incorporated by reference to
          Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.51     Form of Capstone Option Agreement (incorporated by reference to
          Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.52 Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.53 Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.54 Schedule to Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.55 Form of Capstone Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.56 Schedule to Form of Capstone Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.57 Form of Capstone Assignment, Assumption and Amendment Agreement (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.58 Schedule to Form of Capstone Assignment, Assumption and Amendment Agreement (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.59 Lease, dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (No. 333-37833))

10.60 First Amendment, dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (No. 333-37833))

10.61 Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.62 Revolving Credit Note from Balanced Care Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.63 Environmental Indemnity Agreement by Balanced Care Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.64 Deed of Trust, Assignment of Rents and Leases and Security Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.65 Form of Open-Ended Mortgage, Assignment of Rents, Leases and Security Agreement in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.66 Schedule to Form of Open-End Mortgage, Assignment of Rents, Leases and Security Agreement in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.67 Accounts Receivable Intercreditor Agreement between HCFP Funding, Inc. and Meditrust Mortgage Investments, Inc. dated April 22, 1999 (previously filed)

10.68 Amendment No. 1 to Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated July 1, 1999 (previously filed)

10.69 Amendment No. 2 to Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated July 29, 1999 (previously filed)

10.70     Form of HCRI Lease Agreement (incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.71     Schedule to Form of HCRI Lease Agreement (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.72 Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.73 Schedule to Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.74   Form of HCRI Option Agreement (incorporated by reference to Exhibit
        10.5 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.75   Schedule to Form of HCRI Option Agreement (incorporated by reference to
        Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.76   Form of HCRI Shortfall Funding Agreement (incorporated by reference to
        Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.77 Schedule to Form of HCRI Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.78 Form of HCRI Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.79   Schedule to Form of HCRI Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.80   Form of HCRI Management Agreement (incorporated by reference to Exhibit
        10.11 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.81 Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.82 Form of HCRI Guaranty (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.83   Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit
        10.14 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.84 Form of HCRI Loan Agreement (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998 (No. 001-13845))

10.85    Schedule to Form of HCRI Loan Agreement (incorporated by reference to
         Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.86 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Saxonburg, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 18, 1999 No. 001-13845)

10.87 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Bloomsburg II, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 18, 1999 File No. 001-13845)

10.88 Balanced Care Corporation 1996 Stock Incentive Plan as Amended and Restated, effective as of August 18, 1998 (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))

10.89 Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 (No. 333-37833))**

10.90 Employment Agreement, dated as of August 1, 1996, by and between Balanced Care Corporation and Brad E. Hollinger (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (No. 333-37833))**

10.91 Employment Agreement, dated as of November 24, 1997, by and between Balanced Care Corporation and Stephen G. Marcus (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 (No. 333-37833))**

10.92 Consulting Agreement between Pier C. Borra and Balanced Care Corporation dated March 22, 1999, effective December 8, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 001-13845))

10.93 Employment Agreement between Clint T. Fegan and Balanced Care Corporation dated February 11, 1999 (incorporated by reference to
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 001-13845))**

10.94    Form of Change in Control Agreement (incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 29, 1999 (No. 001-13845))**

10.95 Schedule to Form of Change in Control Agreement (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 29, 1999 (No. 001-13845))**

10.96 First Amended and Restated Change in Control Agreement dated May 26, 1999 between Balanced Care Corporation and Mark S. Moore (previously filed)**

10.97 Separation Agreement, dated as of July 13, 1999, by and between Balanced Care Corporation and Paul A. Kruis (previously filed)**

10.98 Change in Control Agreement between Balanced Care Corporation and Gary W. Anderson dated July 29, 1999 (previously filed)**

10.99 Separation Agreement, dated as of August 23, 1999, by and between Balanced Care Corporation and Brian L. Barth (previously filed)**

21.1 Schedule of Subsidiaries of Balanced Care Corporation (previously filed)

23.1      Independent Auditors' Consent -- KPMG LLP (previously filed)

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date: October 27, 1999

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Asset Purchase Agreement among BCC of Wisconsin, Inc., the
          Company and Urquhart Company dated as of September 30, 1998
          (incorporated by reference to Exhibit 2.1 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1998
          (No. 001-13845))

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

10.2 Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.3 Schedule to Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1998 (No. 001-13845))

10.4      Form of Meditrust Option Agreement (incorporated by reference to
          Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.5 Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))


10.6 Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.7 Schedule to Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.8 Form of Meditrust Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.9 Schedule to Form of Meditrust Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.10 Form of Nationwide Health Properties, Inc. ("NHP") First Series Lease and Security Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.11 Schedule to Form of NHP First Series Lease and Security Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.12 Form of NHP Second Series Lease and Security Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.13 Schedule to Form of NHP Second Series Lease and Security Agreement (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.14 NHP First Series Master Investment Agreement (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.15 NHP Second Series Master Investment Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.16    Form of NHP First Series Option Agreement (incorporated by reference to
         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

--------------------------------------------------------------------------------
10.17   Schedule to Form of NHP First Series Option Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K
        for the year ended June 30, 1998 (No. 001-13845))

10.18 Form of NHP Second Series Option Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.19 Schedule to Form of NHP Second Series Option Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.20 Form of NHP First Series Shortfall Funding Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.21   Schedule to Form of NHP First Series Shortfall Funding Agreement
        (incorporated by reference to Exhibit 10.25 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.22 Form of NHP Second Series Shortfall Funding Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.23   Schedule to Form of NHP Second Series Shortfall Funding Agreement
        (incorporated by reference to Exhibit 10.27 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.24   Form of NHP First Series Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.28 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.25   Schedule to Form of NHP First Series Working Capital Assurance
        Agreement (incorporated by reference to Exhibit 10.29 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1998 (No.
        001-13845))

10.26   Form of NHP Second Series Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.30 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.27   Schedule to Form of NHP Second Series Working Capital Assurance
        Agreement (incorporated by reference to Exhibit 10.31 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1998 (No.
        001-13845))
--------------------------------------------------------------------------------

10.28 Form of American Health Properties, Inc. ("AHP") Lease and Security Agreement (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.29 Schedule to Form of AHP Lease and Security Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.30     Form of AHP Option Agreement (incorporated by reference to Exhibit
          10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.31     Schedule to Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.32 AHP Option Agreement II (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.33 Form of AHP Shortfall Funding Agreement, together with schedule (incorporated by reference to Exhibit 10.75 to the Registration Statement on Form S-1 (No. 333-37833))

10.34 Schedule to Form of AHP Shortfall Funding Agreement (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.35 Form of AHP Working Capital Assurance Agreement, together with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))

10.36 Schedule to Form of AHP Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.37 Form of Ocwen Financial Corporation ("Ocwen") Lease Agreement (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.38 Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.39     Form of Ocwen Option Agreement (incorporated by reference to Exhibit
          10.47 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.40 Schedule to Form of Ocwen Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.41 Form of Ocwen Shortfall Funding Agreement (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.42 Schedule to Form of Ocwen Shortfall Funding Agreement (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.43     Ocwen Shortfall Funding Agreement II (incorporated by reference to
          Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.44 Form of Ocwen Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.45 Schedule to Form of Ocwen Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.46 Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.47 First Amendment to Option Agreements, Shortfall Funding Agreements and Stock Pledge Agreements (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.48 Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))

10.49 Form of Capstone Lease (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.50     Schedule to Form of Capstone Lease (incorporated by reference to
          Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.51     Form of Capstone Option Agreement (incorporated by reference to
          Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.52 Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.53 Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.54 Schedule to Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.55 Form of Capstone Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.56 Schedule to Form of Capstone Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))



10.57 Form of Capstone Assignment, Assumption and Amendment Agreement (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.58 Schedule to Form of Capstone Assignment, Assumption and Amendment Agreement (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No. 001-13845))

10.59 Lease, dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (No. 333-37833))

10.60 First Amendment, dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (No. 333-37833))

10.61 Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.62 Revolving Credit Note from Balanced Care Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.63 Environmental Indemnity Agreement by Balanced Care Corporation and certain of its wholly-owned subsidiaries in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.64 Deed of Trust, Assignment of Rents and Leases and Security Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.65 Form of Open-Ended Mortgage, Assignment of Rents, Leases and Security Agreement in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.66 Schedule to Form of Open-End Mortgage, Assignment of Rents, Leases and Security Agreement in favor of HCFP Funding, Inc. dated April 22, 1999 (previously filed)

10.67 Accounts Receivable Intercreditor Agreement between HCFP Funding, Inc. and Meditrust Mortgage Investments, Inc. dated April 22, 1999 (previously filed)

10.68 Amendment No. 1 to Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated July 1, 1999 (previously filed)

10.69 Amendment No. 2 to Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP Funding, Inc. dated July 29, 1999 (previously filed)

10.70     Form of HCRI Lease Agreement (incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.71     Schedule to Form of HCRI Lease Agreement (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.72 Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.73 Schedule to Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.74   Form of HCRI Option Agreement (incorporated by reference to Exhibit
        10.5 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.75   Schedule to Form of HCRI Option Agreement (incorporated by reference to
        Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.76   Form of HCRI Shortfall Funding Agreement (incorporated by reference to
        Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.77 Schedule to Form of HCRI Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.78 Form of HCRI Working Capital Assurance Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.79   Schedule to Form of HCRI Working Capital Assurance Agreement
        (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.80   Form of HCRI Management Agreement (incorporated by reference to Exhibit
        10.11 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.81 Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.82 Form of HCRI Guaranty (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.83   Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit
        10.14 to the Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 (No. 001-13845))

10.84 Form of HCRI Loan Agreement (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998 (No. 001-13845))

10.85    Schedule to Form of HCRI Loan Agreement (incorporated by reference to
         Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))

10.86 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Saxonburg, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 18, 1999 No. 001-13845)

10.87 Lease Agreement between Pennsylvania BCC Properties, Inc. and Balanced Care at Bloomsburg II, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 18, 1999 File No. 001-13845)

10.88 Balanced Care Corporation 1996 Stock Incentive Plan as Amended and Restated, effective as of August 18, 1998 (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A dated October 6, 1998 (No. 001-13845))

10.89 Employment Agreement, dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 (No. 333-37833))**

10.90 Employment Agreement, dated as of August 1, 1996, by and between Balanced Care Corporation and Brad E. Hollinger (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (No. 333-37833))**

10.91 Employment Agreement, dated as of November 24, 1997, by and between Balanced Care Corporation and Stephen G. Marcus (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 (No. 333-37833))**

10.92 Consulting Agreement between Pier C. Borra and Balanced Care Corporation dated March 22, 1999, effective December 8, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 001-13845))

10.93 Employment Agreement between Clint T. Fegan and Balanced Care Corporation dated February 11, 1999 (incorporated by reference to
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 001-13845))**

10.94    Form of Change in Control Agreement (incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 29, 1999 (No. 001-13845))**

10.95 Schedule to Form of Change in Control Agreement (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 29, 1999 (No. 001-13845))**

10.96 First Amended and Restated Change in Control Agreement dated May 26, 1999 between Balanced Care Corporation and Mark S. Moore (previously filed)**

10.97 Separation Agreement, dated as of July 13, 1999, by and between Balanced Care Corporation and Paul A. Kruis (previously filed)**

10.98 Change in Control Agreement between Balanced Care Corporation and Gary W. Anderson dated July 29, 1999 (previously filed)**

10.99 Separation Agreement, dated as of August 23, 1999, by and between Balanced Care Corporation and Brian L. Barth (previously filed)**

21.1 Schedule of Subsidiaries of Balanced Care Corporation (previously filed)

23.1      Independent Auditors' Consent -- KPMG LLP (previously filed)

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