Form 10-Q
period 1999-09-30
BALANCED CARE CORP
filed 1999-11-15
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER: 1-13845

                           BALANCED CARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                                25-1761898
           (STATE OF OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)
         1215 MANOR DRIVE, MECHANICSBURG, PA                                     17055
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
                            Yes [X]          No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                                      OUTSTANDING AT NOVEMBER 12, 1999
                        -----                                      --------------------------------
            Common Stock, $.001 par value                                     16,722,846

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION

ITEM 1:
FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of September 30, 1999 and
     June 30, 1999..........................................    3
  Consolidated Statements of Operations for the three months
     ended September 30, 1999 and 1998......................    4
  Consolidated Statement of Stockholders' Equity for the
     three months ended September 30, 1999..................    5
  Consolidated Statements of Cash Flows for the three months
     ended September 30, 1999 and 1998......................    6
  Notes to Consolidated Financial Statements................    7

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   11

ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   19

ITEM 5:
OTHER EVENTS................................................   19

                   PART II -- OTHER INFORMATION

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   20
  (A)  Exhibits
  (B)  Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           BALANCED CARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  1999           1999
                                                              -------------    --------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,731       $  8,160
  Receivables (net of allowance for doubtful receivables)...      11,544         11,912
  Development contracts in process..........................       2,318          2,559
  Prepaid expenses and other current assets.................         642            973
                                                                --------       --------
          Total current assets..............................      19,235         23,604
Restricted investments......................................       2,543          2,714
Property and equipment, net.................................      25,202         24,075
Goodwill, net...............................................      15,149         15,293
Purchase option deposits....................................       5,007          2,974
Other assets................................................       1,995          2,395
                                                                --------       --------
          Total assets......................................    $ 69,131       $ 71,055
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    616       $    450
  Accounts payable..........................................       8,007         10,016
  Accrued payroll...........................................       2,294          1,339
  Accrued expenses..........................................       5,258          4,357
                                                                --------       --------
          Total current liabilities.........................      16,175         16,162
Long-term debt, net of current portion......................      14,803         11,773
Straight-line lease liability...............................       3,427          3,537
Deferred revenue and other liabilities......................         797          1,225
                                                                --------       --------
          Total liabilities.................................      35,202         32,697
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized -- 5,000,000
     shares; none outstanding...............................          --             --
  Preferred stock, Series A; authorized -- 1,150,958 shares;
     none outstanding.......................................          --             --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 16,722,846 shares at
     September 30, 1999 and June 30, 1999...................          17             17
  Additional paid-in capital................................      63,814         63,814
  Accumulated deficit.......................................     (29,902)       (25,473)
                                                                --------       --------
          Total stockholders' equity........................      33,929         38,358
                                                                --------       --------
          Total liabilities and stockholders' equity........    $ 69,131       $ 71,055
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
Patient services............................................    $11,045        $12,365
  Resident services.........................................      6,895          5,915
  Development fees..........................................        397          5,263
  Management fees...........................................         99            298
  Other revenues............................................         41             30
                                                                -------        -------
Total revenues..............................................     18,477         23,871
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      8,821          8,341
     Other operating expenses...............................      5,429          5,919
  Development, general and administrative expense...........      2,594          3,642
  Provision for losses under shortfall funding agreements...        800             --
  Lease expense.............................................      3,439          2,389
  Depreciation and amortization expense.....................        740            506
                                                                -------        -------
Total operating expenses....................................     21,823         20,797
                                                                -------        -------
     Income (loss) from operations..........................     (3,346)         3,074
Other income (expense):
  Interest and other income.................................         57            304
  Interest expense..........................................       (399)          (105)
                                                                -------        -------
     Income (loss) before income taxes and extraordinary
      item..................................................     (3,688)         3,273
Provision for income taxes..................................          2          1,333
                                                                -------        -------
     Income (loss) before extraordinary item................     (3,690)         1,940
Extraordinary loss on extinguishment of debt................       (739)            --
                                                                -------        -------
     Net income (loss)......................................    $(4,429)       $ 1,940
                                                                =======        =======
Basic earnings (loss) per share:
  Income (loss) before extraordinary item...................    $ (0.22)       $  0.12
                                                                =======        =======
  Net income (loss).........................................    $ (0.26)       $  0.12
                                                                =======        =======
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item...................    $ (0.22)       $  0.11
                                                                =======        =======
  Net income (loss).........................................    $ (0.26)       $  0.11
                                                                =======        =======
Weighted average shares -- basic............................     16,723         16,696
                                                                =======        =======
Weighted average shares -- diluted..........................     16,723         17,983
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                              ---------------    ADDTL.
                                              ISSUED     PAR     PAID-IN
                                              SHARES    VALUE    CAPITAL    DEFICIT      TOTAL
                                              ------    -----    -------    --------    -------
Balance at June 30, 1999....................  16,723     $17     $63,814    $(25,473)   $38,358
Net loss....................................      --      --          --      (4,429)    (4,429)
                                              ------     ---     -------    --------    -------
Balance at September 30, 1999...............  16,723     $17     $63,814    $(29,902)   $33,929
                                              ======     ===     =======    ========    =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)...........................................    $(4,429)       $ 1,940
Adjustments to reconcile net income (loss) to net cash used
  for Operating activities:
  Depreciation and amortization.............................        740            506
  Deferred income taxes.....................................         --          1,308
  Provision for losses under shortfall funding agreement....        800             --
  Extraordinary loss on extinguishment of debt..............        739             --
  Changes in operating assets and liabilities, excluding
     effects of acquisitions:
     Increase in receivables, net...........................       (432)        (1,000)
     Decrease in development contracts in process, net......        240         (1,615)
     Decrease in prepaid expenses and other current
      assets................................................        331            199
     Decrease in accounts payable, accrued payroll and
      accrued expenses......................................       (153)        (1,132)
                                                                -------        -------
       Net cash provided (used) for operating activities....     (2,164)           206
                                                                -------        -------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................     (1,657)          (456)
  Decrease (increase) in restricted invests.................        171           (159)
  Increase in purchase options and other assets.............     (1,730)        (1,679)
  Business acquisitions.....................................         --         (1,617)
                                                                -------        -------
       Net cash used for investing activities...............     (3,216)        (3,911)
                                                                -------        -------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt..................      6,403             --
  Payments on long-term debt (including extinguishment costs
     of $707)...............................................     (3,914)           (50)
  Proceeds from issuance of common stock....................         --              5
  Decrease in straight-line lease liability.................       (110)            --
  Decrease in other liabilities.............................       (428)          (141)
                                                                -------        -------
       Net cash provided (used) for financing activities....      1,951           (186)
                                                                -------        -------
  Decrease in cash and cash equivalents.....................     (3,429)        (3,891)
  Cash and cash equivalents at beginning of period..........      8,160         15,481
                                                                -------        -------
Cash and cash equivalents at end of period..................    $ 4,731        $11,590
                                                                =======        =======
Supplemental Cash Flow Information:
  Cash paid during the period for interest..................    $   399        $   105
                                                                =======        =======
  Cash paid during the period for income taxes..............    $     2        $     1
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Background

     Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing. As of September 30, 1999, the Company owned, leased or managed 61 assisted and independent living communities and 13 skilled nursing facilities. Also at September 30, 1999, the Company had 13 assisted living communities under construction. The Company also operated a home health agency and rehabilitation agencies. The Company's operations are located in Pennsylvania, Missouri, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana.

(b) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three-month periods ended September 30, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1999 as contained in the Company's Annual Report on Form 10-K (as amended).

2. PRO FORMA RESULTS OF OPERATIONS

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Extended Care Operators of Harrisburg, LLC d/b/a Harrisburg Outlook Pointe in March 1999, TC Realty of Sherwood, Inc. d/b/a Sherwood Outlook Pointe in April 1999, TC Realty of Mountain Home, Inc. d/b/a Mountain Home Outlook Pointe in April 1999, TC Realty of Altoona, Inc. d/b/a Altoona Outlook Pointe in May 1999 and TC Realty of Reading, Inc. d/b/a Reading Outlook Pointe in May 1999. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenue.....................................................  $18,477    $24,821
Income (loss) before extraordinary item.....................  $(3,690)   $ 1,880
                                                              =======    =======
Income (loss) before extraordinary item per common
  share -- diluted..........................................  $ (0.22)   $  0.10
                                                              =======    =======

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1999 and 1998. In addition, they are not intended to be a projection of future results of operations.

                           BALANCED CARE CORPORATION

3. EARNINGS PER SHARE

     Earnings (loss) per share ("EPS") is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). For the three month period ended September 30, 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.

     A reconciliation of the weighted average shares used in the computation of EPS follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Weighted average common shares outstanding..................  16,723     16,696
Stock options and warrants computed using the Treasury stock
method......................................................      --      1,287
                                                              ------     ------
Shares used for diluted EPS.................................  16,723     17,983
                                                              ======     ======

4. LINE OF CREDIT AMENDMENTS AND LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In April 1999, the Company entered into a $15 million line of credit (the "Line of Credit") with HCFP Funding, Inc. (the "Lender"). The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc. and Balanced Care at North Ridge, Inc. (collectively, the "Real Estate Borrowers")) and the eligible accounts receivable of the Company's ten Missouri skilled nursing facilities. The Line of Credit is for a term of three years, and of the outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. In July 1999, the terms of the Line of Credit were amended. These amendments modified certain definitions and the borrowing base calculation, increased the Line of Credit to $20 million and added the real estate of two of the Company's subsidiaries to the lender's security interest: BCC at Republic Park Care Center, Inc. and BCC at Nevada Park Care Center, Inc. (the "Skilled Nursing Facility Borrowers"). The primary component of the borrowing base consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers plus 85% of the product of 6 times EBITDA of the Skilled Nursing Facility Borrowers. Including the amendments to the Line of Credit, the borrowing base available (calculated as of September 30, 1999) was approximately $15 million. At September 30, 1999, $12.7 million was borrowed under the Line of Credit. In a related transaction, the Company repaid the Skilled Nursing Facility Borrowers' outstanding mortgage debt of $3.1 million. As a result, the Company reported a loss on the early extinguishment of debt of $739,000 in the first quarter of Fiscal 2000.

5. SUBSEQUENT EVENT

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg Company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company, in two tranches (the "Transaction"). Under the first tranche, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25 for an aggregate purchase price of $4,125,000. Under the second tranche, which is subject to approval by a majority of the stockholders of the Company, the Company will issue to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25 for an aggregate purchase price of $16,750,000. If stockholder approval is received, the outstanding shares of Series C Preferred Stock will automatically convert into 3,300,000 shares of Common Stock, and IPC will own approximately 49.9% of the outstanding shares of Common Stock of the Company.

                           BALANCED CARE CORPORATION

     Also in connection with the Transaction, IPC and certain stockholders of the Company entered into a Voting Agreement dated October 8, 1999 (the "Voting Agreement"). Under the Voting Agreement, the stockholders, who own 3,905,892 shares of the Company's Common Stock, have agreed to vote their shares in favor of the second tranche of the Transaction. The shares subject to the Voting Agreement represent 23.36% of the Company's outstanding Common Stock. Also in connection with the Transaction the Company and IPC entered into a Registration Rights Agreement dated October 8, 1999 (the "Registration Rights Agreement"). Under the Registration Rights Agreement, IPC is entitled to certain demand and piggyback registration rights with respect to the shares of Common Stock issued to IPC in the Transaction.

     In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI and its six wholly-owned Operator/Lessees also entered into lease agreements with a real estate investment trust ("REIT"). The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees. FCI was previously owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. Effective as of September 30, 1999, FCI redeemed Mr. Hollinger's equity interests in FCI and its six Operator/Lessees.

6. SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way public business enterprises are to report information about operating segments in annual and interim financial statements issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers.

     The Company has three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development, General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements and gains and losses on sales of assets), lease expense, interest (net), taxes, depreciation and amortization.

                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $ 7,035     $11,045        $   397          $18,477
Operating expenses............................    4,438       9,812             --           14,250
Development, general and administrative
  expenses....................................       --          --          2,594            2,594
Provision for losses under shortfall funding
  agreements..................................      800          --             --              800
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................  $ 1,797     $ 1,233        $(2,197)         $   833
                                                =======     =======        =======          =======
Total Assets..................................  $40,605     $11,384        $17,142          $69,131
                                                =======     =======        =======          =======

                           BALANCED CARE CORPORATION

                                                        THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $ 6,243     $12,365        $ 5,263          $23,871
Operating expenses............................    3,635      10,625             --           14,260
Development, general and administrative
  expenses....................................       --          --          3,642            3,642
Provision for losses under shortfall funding
  agreements..................................       --          --             --               --
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................  $ 2,608     $ 1,740        $ 1,621          $ 5,969
                                                =======     =======        =======          =======
          Total Assets........................  $38,771     $15,909        $31,650          $86,330
                                                =======     =======        =======          =======

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the three-month periods ended September 30, 1999 and 1998, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999 as amended

OVERVIEW

     The Company was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and extended care.

     The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at September 30, 1999 and 1998:

                                                                SEPTEMBER 30,
                                     -------------------------------------------------------------------
                                                   1999                               1998
                                     --------------------------------   --------------------------------
                                     OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                     -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.......................   --        6       33       39      --        1       15       16
Acquired Assisted Living
Facilities.........................    5       13       --       18      13       12       --       25
Skilled Nursing Facilities.........    2       11       --       13       3       10       --       13
Independent Living Facilities......   --        4       --        4      --        4       --        4
                                      --       --       --       --      --       --       --       --
                                       7       34       33       74      16       27       15       58
                                      ==       ==       ==       ==      ==       ==       ==       ==

     As of September 30, 1999, the Company had operations in Pennsylvania, Missouri, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These operating facilities have a capacity for 3,568 assisted living residents, 1,304 skilled nursing patients and 117 independent living residents. The Company also operates a home health care agency in Missouri. As of September 30, 1999, the Company has discontinued its own rehabilitation agencies and now exclusively utilizes independent agencies to provide therapy services.

     In addition to the 39 Outlook Pointe(R) signature series assisted living facilities opened as of September 30, 1999, the Company has signed agreements to develop and manage an additional 13 assisted living facilities currently under construction, which are scheduled to open at various dates through April 2000.

     The Company generates revenue from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, subacute care, home healthcare, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and homehealth services provided to assisted living facility residents. Resident services include all revenue earned from services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for REITs and other owners or lessees. As the Company continues to implement its business plan, management believes that the mix of the Company's revenues will continue to change and that revenues from assisted living resident services will increase as a percentage of total revenues.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses, which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) development, general and administrative expense, which primarily include corporate office expenses, regional office expense, development expenses and other overhead costs; (iii) provisions for losses, which include losses relating to working capital advances made under shortfall funding agreements; (iv) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (v) depreciation and amortization.

RECENT DEVELOPMENTS

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg Company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company, in two tranches (the "Transaction"). Under the first tranche, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25 for an aggregate purchase price of $4,125,000. Under the second tranche, which is subject to approval by a majority of the stockholders of the Company, the Company will issue to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25 for an aggregate purchase price of $16,750,000. If stockholder approval is received, the outstanding shares of Series C Preferred Stock will automatically convert into 3,300,000 shares of Common Stock, and IPC will own approximately 49.9% of the outstanding shares of Common Stock of the Company.

     In connection with the Transaction, IPC and certain stockholders of the Company entered into a Voting Agreement dated October 8, 1999 (the "Voting Agreement"). Under the Voting Agreement, the stockholders, who own 3,905,892 shares of the Company's Common Stock, have agreed to vote their shares in favor of the second tranche of the Transaction. The shares subject to the Voting Agreement represent 23.36% of the Company's outstanding Common Stock. Also in connection with the Transaction the Company and IPC entered into a Registration Rights Agreement dated October 8, 1999 (the "Registration Rights Agreement"). Under the Registration Rights Agreement, IPC is entitled to certain demand and piggyback registration rights with respect to the shares of Common Stock issued to IPC in the Transaction.

CENSUS TRENDS

     Operationally, the Company continues to see the results of its emphasis on operations and marketing implemented in the fiscal year ended June 30, 1999. The Company has improved their average census absorption rate at the Outlook Pointe(R) signature series assisted living communities from 6.28 residents per building for the quarter ended September 30, 1998 to 12.0 for the last 3 months. The Company attributes this improvement to its increased investment in marketing, a new professionally trained and managed sales team, and a focused community outreach initiative over the past 10 months. The Company believes the positive effects of the marketing and sales training program and the refined positioning of the product in the marketplace will continue to increase the Company's average quarterly census absorption rate.

     The following table sets forth, for the periods indicated, certain assisted living resident capacity and occupancy data for the date indicated:

                                        SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                 --------------------------------   --------------------------------
                                     STABLE       STABLE                STABLE       STABLE
                                 COMMUNITIES(1)   BEDS(1)   TOTAL   COMMUNITIES(1)   BEDS(1)   TOTAL
                                 --------------   -------   -----   --------------   -------   -----
End of Period Capacity
Owned..........................         5            332      332          6            455      455
Leased.........................        23          1,136    1,136         17            746      746
Managed........................         7            416    2,217         --             --      869
                                       --          -----    -----         --          -----    -----
Total..........................        35          1,884    3,685         23          1,201    2,070
                                       ==          =====    =====         ==          =====    =====
End of Period Occupancy
Owned..........................                       88%      88%                       87%      87%
Leased.........................                       89%      89%                       89%      89%
Managed........................                       75%      47%                       --       39%
                                                   -----    -----                     -----    -----
Total..........................                       86%      64%                       88%      68%
                                                   =====    =====                     =====    =====

---------------
(1) Includes communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months; or (iii) were acquired as mature properties.

     The above data does not contain divested communities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
STATEMENT OF OPERATIONS DATA:
Patient services............................................   59.8%       51.8%
Resident services...........................................   37.3        24.8
Development fees............................................    2.2        22.1
Management fees.............................................    0.5         1.2
Other.......................................................    0.2         0.1
                                                              -----       -----
Total revenue...............................................  100.0%      100.0%
Operating expenses:
  Facility operating expenses...............................   77.2        59.7
  Development, general and administrative expense...........   14.0        15.3
  Charges under shortfall funding agreements................    4.3          --
  Lease expense.............................................   18.6        10.0
  Depreciation and amortization expense.....................    4.0         2.1
                                                              -----       -----
Income (loss) from operations...............................  (18.1)       12.9
Other income (expense)......................................   (1.9)        0.8
                                                              -----       -----
Income (loss) before income taxes and extraordinary item....  (20.0)       13.7
Provision for income taxes..................................     --         5.6
                                                              -----       -----
Income (loss) before extraordinary item.....................  (20.0)        8.1
Extraordinary loss on extinguishment of debt................   (4.0)         --
                                                              -----       -----
Net income (loss)...........................................  (24.0)        8.1
                                                              =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total Revenue. Total revenue for the three months ended September 30, 1999 decreased by $5,394,000 to $18,477,000 compared to $23,871,000 for the three months ended September 30, 1998. This decrease is primarily attributable to: (i) a $4,866,000 decrease in development fees due to a reduction in development activities; (ii) a decrease in patient service revenue of $1,162,000 due to the change in the billing rates for Medicare Part B charges adopted by the Balanced Budget Act (approximately $830,000) and a lower census (resulting in reduced revenue of $200,000); and (iii) a $627,000 decrease in resident service revenue due to the sale of the Wisconsin assisted living facilities. The decrease in revenues was partially offset by the increase in resident service revenues of $1,575,000 which resulted primarily from the acquisition of special purpose entities. Patient services comprised 60% and 52% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

     Operating Expenses. Facility operating expenses for the three months ended September 30, 1999 decreased by $10,000 to $14,250,000 from $14,260,000 for the three months ended September 30, 1998. The decrease was primarily related to:
(i) decreased costs of $831,000 for the skilled nursing facilities, due primarily to cost reducing efforts in the area of therapy delivery and (ii) reduced expenses of $595,000 relating to the divested Wisconsin assisted living facilities. These decreases were partially offset by increased facility operating expenses at assisted living facilities of $1,374,000, primarily related to the acquisition of special purpose entities. As a percentage of total revenue, facility operating expenses were 77% for the three months ended September 30, 1999, and 60% for the three months ended September 30, 1998. The percentage increased due primarily to the change in development fees.

     Development, general and administrative expenses decreased by $1,048,000 to $2,594,000 for the three months ended September 30, 1999 from $3,642,000 for the three months ended September 30, 1998. The decrease in 1999 is primarily due to the implementation of the Company's corporate restructuring and cost reduction plan. As a percentage of total revenue, these expenses decreased to 14% for the three months ended September 30, 1999 from 15% for the three months ended September 30, 1998.

     The provision for losses under shortfall funding agreements increased to $800,000 for the three months ended September 30, 1999 from $0 for the three months ended September 30, 1998. Of the 52 Outlook Pointe(R) signature series assisted living facilities under construction, managed or leased by the Company at September 30, 1999 (13 under construction and 39 opened), the Company estimates it may be required to make future working capital contributions in connection with 28 managed projects. In addition to the $800,000 of shortfall contributions incurred during the first fiscal quarter ($5,460,000 of cumulative losses through September 30, 1999), the Company estimates that it may be required to fund an additional $2.0 to $2.5 million of working capital through June 30, 2000. The additional working capital needs relate primarily to projects that closed on construction financing on or before March 31, 1998.

     Lease expense increased to $3,439,000 for the three months ended September 30, 1999 from $2,389,000 for the three months ended September 30, 1998, an increase of $1,050,000. This increase is attributed to the acquired special purpose entities, additional contingent rents for assisted living facilities and skilled nursing facilities and the sale/leaseback of two facilities. As a percentage of total revenue, these expenses totaled 18.6% for the three months ended September 30, 1999 and 10.0% for the three months ended September 30, 1998.

     Depreciation and amortization increased by $234,000 to $740,000 for the three months ended September 30, 1999 from $506,000 for the three months ended September 30, 1998. This increase resulted primarily from the additional depreciation and amortization related to the acquired, leased or managed facilities.

     Provision for Income Taxes. Income tax expense of $2,000 for three months ended September 30, 1999 resulted from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings. Income tax expense of $1,333,000 for the three months ended September 30, 1998 is based on the Company's estimated effective tax rate of 40% for the 1999 fiscal year.

     Net Income (Loss). The Company's net income decreased by $6,369,000 to a loss of $4,429,000 for the three months ended September 30, 1999 from a net income of $1,940,000 for the three months ended September 30, 1998. This decrease in net income resulted primarily from: (i) the decrease in pretax contribution of $4,296,000 relating to decreased development activities and management fees; (ii) shortfall funding losses relating to the special purpose entities of $800,000; (iii) decreased contribution of $467,000 from the skilled nursing facilities primarily due to the change in billing rates for Medicare Part B charges; (iv) a charge for the early extinguishment of debt of $739,000 and (v) increased interest expense of $294,000 primarily related to interest in the Line of Credit and new debt.

LIQUIDITY AND CAPITAL RESOURCES

  General

     In October 1999, the Company entered into a Subscription Agreement with IPC, under which IPC agreed to make an approximate $21 million equity investment in the Company. The Transaction consists of two tranches. Under the first tranche, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Preferred Stock, at a price per share of $1.25 for an aggregate purchase price of $4,125,000. Under the second tranche, which is subject to approval by a majority of the stockholders of the Company, the Company will issue to IPC 13,400,000 shares of Common Stock at a price per share of $1.25 for an aggregate purchase price of $16,750,000. If stockholder approval is received, the shares of Series C Preferred Stock will automatically convert into 3,300,000 shares of Common Stock, and IPC will own approximately 49.9% of the outstanding shares of Common Stock of the Company.

     The Company entered into the Transaction with IPC in order to obtain the capital necessary to enable it to continue to execute its business plan. The Company's business plan includes:

     - supporting the Company's portfolio of operating assisted living facilities;

     - acquiring the leasehold interests of profitable and stabilized assisted living facilities that the Company currently manages for third party operators;

     - pursuing selective development and acquisition opportunities; and

     - acquiring the real estate associated with assisted living facilities currently managed by the Company.

     If the Transaction is not approved by the stockholders, the Company will be required to seek additional equity or debt financing from other sources to continue to implement its business plan. Should the Company be unable to raise additional incremental funds, the Company would be required to alter substantially its business plan, including, without limitation, delaying or foregoing making option and purchase payments to third party operators under the Company's "Black Box Structure" and/or divesting its assets. The effect of the foregoing would be to reduce the amount of future stabilized cash flow of the Company with a corresponding decrease in the future enterprise value of the Company. Under this scenario, the Company estimates it has sufficient capital to sustain operations through June 30, 2000. In addition, failure to approve the Transaction with IPC will result in the payment of the $1,000,000 non-completion fee (plus costs) to IPC, and gives IPC the ability to exercise its right to require the Company to repurchase all of the Series C Preferred Stock for a price of $1.25 per share for an aggregate purchase price of $4,125,000.

     In April 1999, the Company entered into a $15 million revolving Line of Credit with HCFP Funding, Inc. The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc. and Balanced Care at North Ridge, Inc.) and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities. The Line of Credit is for a term of three years, and outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. In July 1999, the terms of the Line of Credit were amended. These amendments modified certain definitions and the borrowing base calculation, increased the Line of Credit to $20 million, and added the real estate of two of the Company's subsidiaries to the lender's security interest: BCC at Republic Park Care Center, Inc. and BCC at Nevada Park Care Center, Inc. (together, the "Skilled Nursing Facility Borrowers").

     The primary component of the borrowing base for the amended and restated Line of Credit that the company is utilizing consists of 85% of the product of
8.0 to 8.5 times EBITDA of the Real Estate Borrowers plus 85% of the product of 6 times EBITDA of the Skilled Nursing Facility Borrowers. Including the amendments to the Line of Credit, the borrowing base available (calculated as of September 30, 1999) was approximately $15 million. At September 30, 1999, $12.7 million was borrowed under the Line of Credit. In a related transaction, the Company repaid the skilled Nursing Facility Borrowers' outstanding mortgage debt of $3.1 million. As a result of this transaction, the Company reported a loss on the early extinguishment of debt of $739,000 in the first quarter of Fiscal 2000.

     The Company has opened 39 of its Outlook Pointe(R) signature series assisted living facilities as of September 30, 1999. The Company has adequate financing to complete construction on the 13 facilities under construction at September 30, 1999. These facilities are expected to open on various dates through April 2000.

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

     For development projects utilizing the Black-Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option

Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. The Company has closed 51 development projects for which the Company holds the foregoing type of option. To date, the Company has exercised its option to purchase the Operator/Lessee's equity interests in five projects financed under the Black Box Structure for a total purchase price of approximately $2.9 million. In conjunction with the purchase transactions, the Company increased the lease base of the five facilities by $3.8 million. The Company estimates it will require approximately $40-$45 million to buy the equity of the 47 Outlook Pointe facilities that remain under the Black Box Structure through fiscal 2002. The Company has obtained commitments from certain REITs that currently own developed properties under the Black Box Structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $30 million of the estimated $40-$45 million capital requirement. The balance will be funded from the second tranche of the Transaction with IPC, with cash raised from financing transactions discussed above, possible asset divestitures and cash to be provided from operations. The Company did not exercise any purchase options in this quarter due to capital considerations, but plans to exercise its options to purchase the equity interest on five of its managed operations upon stockholder approval of the Transaction and receipt of the second tranche of funds therefrom. The Company expects to exercise its purchase options on a total of approximately 16 of its managed operations during Fiscal 2000, including the five discussed above. The capital required to exercise these options is expected to range from approximately $3.6 to $4.5 million.

     As previously discussed, the Company has incurred a cumulative charge of $5.5 million representing advances made for the operations of facilities financed under the Black Box Structure ($800,000 in the first fiscal quarter of 1999) under existing Shortfall Funding Agreements. The Company estimates additional shortfall funding requirements through June 30, 2000 to be approximately $2.0 to $2.5 million as the result of additional black box working capital financing.

     The Company currently is using more than $1 million each month to support corporate overhead and fund facility working capital needs. This amount is generally decreasing each month as facilities become more profitable as a result of increased census and cost reduction measures. The Company's other significant cash need is the $10-$15 million required to make option payments and buy back black box operations through fiscal 2002.

     Most of the facilities operated or managed by the Company are leased under long-term operating leases. Lease obligations for the next 12 months are approximately $13,355,000. The lease documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, and (iii) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is in compliance with these lease covenants.

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

     In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by FCI. FCI and its six wholly owned Operator/Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees. FCI was previously owned by Brad E. Hollinger, Chairman of the Board, President and

Chief Executive Officer of the Company. Effective as of September 30, 1999, FCI redeemed Mr. Hollinger's equity interests in FCI and its six Operator/Lessees.

Operating Activities

     Cash used by operations decreased by $2,370,000 to $2,164,000 for the three-months ended September 30, 1999 from cash provided by operations of $206,000 for the three months ended September 30, 1998, primarily as a result of reduced development fees.

Investing and Financing Activities

     Cash used for investing activities decreased by $727,000 to $3,184,000 for the three months ended September 30, 1999 from $3,911,000 for the three months ended September 30, 1998. Cash provided by financing activities increased by $2,105,000 to $1,919,000 for the three months ended September 30, 1999 from cash used of $186,000 for the three months ended September 30, 1998. The decrease in cash provided by financing activities from the 1998 quarter to the 1999 quarter was a result of the Line of Credit, offset by the early extinguishment of debt and the increase in other liabilities.

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

     Phases. The committee has performed an inventory and risk assessment of the Company's internal operations systems, as well as an inventory of third party relationships and their impact on the Company. In response to requests, the committee has already received certification of year 2000 readiness from key hardware and software providers, including suppliers of critical data processing and financial systems. Internal testing of all critical information systems will continue throughout 1999. No material deficiencies have been identified to date.

     Notwithstanding vendor certification of compliance, the Company has tested, and continues to test key hardware and software systems. For non-critical systems, and those that cannot be readily tested, the Company will rely on vendor certification.

     Material Third Parties. Based on the committee's review, the Company has determined that third party relationships provide the highest risk related to year 2000 issues. The third party relationships deemed most critical are the Company's banking relationships, its relationships with third party intermediaries for skilled nursing facility reimbursement under Medicare and Medicaid programs and suppliers of basic utilities and food service to the Company's operating communities. The Company's third party reimbursement intermediaries and the Health Care Financing Administration have been proactive in testing for year 2000 compliance. Some intermediaries have required the submission of test billings that demonstrate year 2000 compatibility with their payment software. Where required, the Company completed these tests by December 31, 1998. Since April 1999, the Company has used formats for Medicare claims processing that are year 2000 compliant. The risk of local infrastructure failure is mitigated by the Company's contingency planning addressed below. The committee is continuing to evaluate the year 2000 compliance of the Company's financial institutions to gain assurance regarding their year 2000 readiness.

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

     Risks and Contingency Plans. Based on its survey and testing, the Company believes the greatest risks to its ongoing operations are isolated local failures of utilities and food supplies. Accordingly, the Company has established contingency plans for its facilities that include the accumulation of two to three weeks of food and water and provision of back-up power sources. In addition, the Company has completed contingency plans in the event of systems failures at both its corporate and facility locations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk as of, or during the three months ended, September 30, 1999.

ITEM 5: OTHER EVENTS

     In October 1999, the Company entered into a Subscription Agreement with IPC, under which IPC agreed to make an equity investment of approximately $21.0 million in the Company. The transaction consists of two tranches. Under the first tranche, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Preferred Stock, at a price per share of $1.25 for an aggregate purchase price of $4,125,000. Under the second tranche, which is subject to approval by a majority of the stockholders of the Company, the Company will issue to IPC 13,400,000 shares of Common Stock, at a price per share of $1.25 for an aggregate purchase price of $16,750,000. If stockholder approval is received, the outstanding shares of Series C Preferred Stock will automatically convert into 3,300,000 shares of Common Stock, and IPC will own approximately 49.9% of the outstanding shares of Common Stock of the Company.

     Also in connection with the Transaction, IPC and certain stockholders of the Company entered into the Voting Agreement. Under the Voting Agreement, the stockholders, who own 3,905,892 shares of the Company's Common Stock, have agreed to vote their shares in favor of the second tranche of the Transaction. The shares subject to the Voting Agreement represent 23.36% of the Company's outstanding Common Stock. Also in connection with the Transaction the Company and IPC entered into the Registration Rights Agreement. Under the Registration Rights Agreement, IPC is entitled to certain demand and piggyback registration rights with respect to the shares of Common Stock issued to IPC in the Transaction.

     In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by FCI. FCI and its six wholly-owned Operator/Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties are similar to the terms of the agreements the Company has entered into with independent third party Operator/Lessees. FCI was previously owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. Effective as of September 30, 1999, FCI redeemed Mr. Hollinger's equity interests in FCI and its six Operator/Lessees.

                          PART II -- OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Second Amendment to Second Series Lease and Security
          Agreements by and among C&G Healthcare at Tallahassee,
          L.L.C., C&G Healthcare at Pensacola, L.L.C., C&G Healthcare
          at Teay's Valley, L.L.C., C&G Healthcare at Johnson City,
          L.L.C., C&G Healthcare at Hagerstown, L.L.C., Nationwide
          Health Properties, Inc., Balanced Care Corporation, and
          Kevin L. Sherry dated as of June 30, 1999 (filed herewith)
 10.2     First Amendment to Second Series Master Investment Agreement
          and Agreement Regarding Second Series Construction
          Schedules, Completion Dates, and Budgets by and between C&G
          Healthcare at Tallahassee, L.L.C., C&G Healthcare at
          Pensacola, L.L.C., C&G Healthcare at Teay's Valley, L.L.C.,
          C&G Healthcare at Johnson City, L.L.C., C&G Healthcare at
          Hagerstown, L.L.C., Nationwide Health Properties, Inc.,
          Balanced Care Corporation, BCC Development and Management
          Co. and Kevin L. Sherry dated as of June 30, 1999 (filed
          herewith)
10.3      Form of First Amended and Restated Shortfall Funding
          Agreement dated as of June 30, 1999 (filed herewith)
10.4      Schedule to Form of First Amended and Restated Shortfall
          Funding Agreement dated as of June 30, 1999 (filed herewith)
10.5      Form of First Amended and Restated Option Agreement by and
          between Kevin Sherry and Balanced Care Corporation dated as of June 30, 1999 (filed herewith)
10.6      Schedule to Form of First Amended and Restated Option
          Agreement dated as of June 30, 1999 (filed herewith)
10.7      Second Amendment to First Series Lease and Security
          Agreements by and among Balanced Care Corporation,
          Nationwide Health Properties, Inc., MLD Delaware Trust,
          Elder Care Operators, LLC, Elder Care Operators of York,
          LLC, Elder Care Operators of Lakemont Farms, LLC, Elder Care
          Operators of Bristol, LLC, Elder Care Operators of
          Murfreesboro, LLC, and Elder Care Operators of Akron, LLC,
          Elder Care Operators of Hilliard, LLC dated as of June 30,
          1999 (filed herewith)
10.8      First Amendment to First Series Master Investment Agreement
          and Agreement Regarding First Series Construction Schedules,
          Completion Dates, and Budgets by and among Balanced Care
          Corporation, BCC Development and Management Co., Nationwide
          Health Properties, Inc., MLD Delaware Trust, Elder Care
          Operators, LLC, Elder Care Operators of York, LLC, Elder
          Care Operators of Lakemont Farms, LLC, Elder Care Operators
          of Bristol, LLC, Elder Care Operators of Murfreesboro, LLC,
          and Elder Care Operators of Akron, LLC, Elder Care Operators
          of Hilliard, LLC, and Kevin L. Sherry dated as of June 30,
          1999 (filed herewith)
10.9      Form of First Amended and Restated Shortfall Funding
          Agreement dated as of June 30, 1999 (filed herewith)
10.10     Schedule to Form of First Amended and Restated Shortfall
          Funding Agreement dated as of June 30, 1999 (filed herewith)
10.11     Form of First Amended and Restated Option Agreement by and
          between Elder Care Operators and Balanced Care Corporation dated as of June 30, 1999 (filed herewith)
10.12     Schedule to Form of First Amended and Restated Option
          Agreement dated as of June 30, 1999 (filed herewith)
10.13     Form of First Amended and Restated Working Capital Assurance
          Agreement dated as of June 30, 1999 (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.14    Schedule to Form of First Amended and Restated Working
          Capital Assurance Agreement dated as of June 30, 1999 (filed herewith)
10.15     Form of First Amended and Restated Management Agreement
          dated as of June 30, 1999 (filed herewith)
10.16     Schedule to Form of First Amended and Restated Management
          Agreement dated as of June 30, 1999 (filed herewith)
10.17     First Amendment to Facility Agreement by and between
          American Health Properties, Inc. and Balanced Care
          Corporation dated as of July 8, 1999 (filed herewith)
10.18     First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among
          Balanced Care Corporation, Balanced Care at Sagamore Hills,
          Inc., Balanced Care at Loyalsock, Inc., Balanced Care at
          Lebanon, Inc., Balanced Care at Westerville, Inc., Balanced
          Care at Oak Ridge, Inc., Balanced Care at Morristown, Inc.,
          Financial Care Investors, LLC, Financial Care Investors of
          Sagamore Hills, LLC, Financial Care Investors of Loyalsock,
          LLC, Financial Care Investors of Lebanon, LLC, Financial
          Care Investors of Westerville, LLC, Financial Care Investors
          of Oak Ridge, LLC, and Financial Care Investors of
          Morristown, LLC dated as of September 30, 1999 (filed
          herewith)
10.19     Form of First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.20     Schedule to First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.21     Form of First Amendment to Loan Agreement dated as of
          September 30, 1999 (filed herewith)
10.22     Schedule to First Amendment to Loan Agreement dated as of
          September 30, 1999 (filed herewith)
10.23     Form of First Amendment to Working Capital Assurance
          Agreement dated as of September 30, 1999 (filed herewith)
10.24     Schedule to First Amendment to Working Capital Agreement
          dated as of September 30, 1999 (filed herewith)
10.25     Form of First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.26     Schedule to First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.27     Change in Control Agreement by and between Balanced Care
          Corporation and Alfred I. Lovitz dated as of September 30,
          1999 (filed herewith)
27.1      Financial Data Schedule (filed herewith)

(B) Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BALANCED CARE CORPORATION

Date: November 15, 1999                   By: /s/    CLINT T. FEGAN
                                            ------------------------------------
                                            Clint T. Fegan
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Second Amendment to Second Series Lease and Security
          Agreements by and among C&G Healthcare at Tallahassee,
          L.L.C., C&G Healthcare at Pensacola, L.L.C., C&G Healthcare
          at Teay's Valley, L.L.C., C&G Healthcare at Johnson City,
          L.L.C., C&G Healthcare at Hagerstown, L.L.C., Nationwide
          Health Properties, Inc., Balanced Care Corporation, and
          Kevin L. Sherry dated as of June 30, 1999 (filed herewith)
 10.2     First Amendment to Second Series Master Investment Agreement
          and Agreement Regarding Second Series Construction
          Schedules, Completion Dates, and Budgets by and between C&G
          Healthcare at Tallahassee, L.L.C., C&G Healthcare at
          Pensacola, L.L.C., C&G Healthcare at Teay's Valley, L.L.C.,
          C&G Healthcare at Johnson City, L.L.C., C&G Healthcare at
          Hagerstown, L.L.C., Nationwide Health Properties, Inc.,
          Balanced Care Corporation, BCC Development and Management
          Co. and Kevin L. Sherry dated as of June 30, 1999 (filed
          herewith)
10.3      Form of First Amended and Restated Shortfall Funding
          Agreement dated as of June 30, 1999 (filed herewith)
10.4      Schedule to Form of First Amended and Restated Shortfall
          Funding Agreement dated as of June 30, 1999 (filed herewith)
10.5      Form of First Amended and Restated Option Agreement by and
          between Kevin Sherry and Balanced Care Corporation dated as of June 30, 1999 (filed herewith)
10.6      Schedule to Form of First Amended and Restated Option
          Agreement dated as of June 30, 1999 (filed herewith)
10.7      Second Amendment to First Series Lease and Security
          Agreements by and among Balanced Care Corporation,
          Nationwide Health Properties, Inc., MLD Delaware Trust,
          Elder Care Operators, LLC, Elder Care Operators of York,
          LLC, Elder Care Operators of Lakemont Farms, LLC, Elder Care
          Operators of Bristol, LLC, Elder Care Operators of
          Murfreesboro, LLC, and Elder Care Operators of Akron, LLC,
          Elder Care Operators of Hilliard, LLC dated as of June 30,
          1999 (filed herewith)
10.8      First Amendment to First Series Master Investment Agreement
          and Agreement Regarding First Series Construction Schedules,
          Completion Dates, and Budgets by and among Balanced Care
          Corporation, BCC Development and Management Co., Nationwide
          Health Properties, Inc., MLD Delaware Trust, Elder Care
          Operators, LLC, Elder Care Operators of York, LLC, Elder
          Care Operators of Lakemont Farms, LLC, Elder Care Operators
          of Bristol, LLC, Elder Care Operators of Murfreesboro, LLC,
          and Elder Care Operators of Akron, LLC, Elder Care Operators
          of Hilliard, LLC, and Kevin L. Sherry dated as of June 30,
          1999 (filed herewith)
10.9      Form of First Amended and Restated Shortfall Funding
          Agreement dated as of June 30, 1999 (filed herewith)
10.10     Schedule to Form of First Amended and Restated Shortfall
          Funding Agreement dated as of June 30, 1999 (filed herewith)
10.11     Form of First Amended and Restated Option Agreement by and
          between Elder Care Operators and Balanced Care Corporation dated as of June 30, 1999 (filed herewith)
10.12     Schedule to Form of First Amended and Restated Option
          Agreement dated as of June 30, 1999 (filed herewith)
10.13     Form of First Amended and Restated Working Capital Assurance
          Agreement dated as of June 30, 1999 (filed herewith)
10.14     Schedule to Form of First Amended and Restated Working
          Capital Assurance Agreement dated as of June 30, 1999 (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15    Form of First Amended and Restated Management Agreement
          dated as of June 30, 1999 (filed herewith)
10.16     Schedule to Form of First Amended and Restated Management
          Agreement dated as of June 30, 1999 (filed herewith)
10.17     First Amendment to Facility Agreement by and between
          American Health Properties, Inc. and Balanced Care
          Corporation dated as of July 8, 1999 (filed herewith)
10.18     First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among
          Balanced Care Corporation, Balanced Care at Sagamore Hills,
          Inc., Balanced Care at Loyalsock, Inc., Balanced Care at
          Lebanon, Inc., Balanced Care at Westerville, Inc., Balanced
          Care at Oak Ridge, Inc., Balanced Care at Morristown, Inc.,
          Financial Care Investors, LLC, Financial Care Investors of
          Sagamore Hills, LLC, Financial Care Investors of Loyalsock,
          LLC, Financial Care Investors of Lebanon, LLC, Financial
          Care Investors of Westerville, LLC, Financial Care Investors
          of Oak Ridge, LLC, and Financial Care Investors of
          Morristown, LLC dated as of September 30, 1999 (filed
          herewith)
10.19     Form of First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.20     Schedule to First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.21     Form of First Amendment to Loan Agreement dated as of
          September 30, 1999 (filed herewith)
10.22     Schedule to First Amendment to Loan Agreement dated as of
          September 30, 1999 (filed herewith)
10.23     Form of First Amendment to Working Capital Assurance
          Agreement dated as of September 30, 1999 (filed herewith)
10.24     Schedule to First Amendment to Working Capital Agreement
          dated as of September 30, 1999 (filed herewith)
10.25     Form of First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.26     Schedule to First Amendment to Lease Agreement dated as of
          September 30, 1999 (filed herewith)
10.27     Change in Control Agreement by and between Balanced Care
          Corporation and Alfred I. Lovitz dated as of September 30,
          1999 (filed herewith)
27.1      Financial Data Schedule (filed herewith)