Form 10-Q
period 1999-12-31
BALANCED CARE CORP
filed 2000-02-14
CIK 1024096

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                            Yes [X]          No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AT FEBRUARY 10, 1999
                    -----                      ---------------------------------------------
        Common Stock, $.001 par value                           34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1999 and
     June 30, 1999..........................................    3
  Consolidated Statements of Operations for the three months
     ended December 31, 1999 and 1998.......................    4
  Consolidated Statements of Operations for the six months
     ended December 31, 1999 and 1998.......................    5
  Consolidated Statement of Stockholders' Equity for the six
     months ended December 31, 1999.........................    6
  Consolidated Statements of Cash Flows for the six months
     ended December 31, 1999 and 1998.......................    7
  Notes to Consolidated Financial Statements................    8
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   13
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   25

                   PART II -- OTHER INFORMATION
ITEM 2:
CHANGES IN SECURITIES AND USE OF PROCEEDS...................   26
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   26
  (A) Exhibits
  (B) Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           BALANCED CARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 31    JUNE 30
                                                                 1999          1999
                                                              -----------    --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  4,832      $  8,160
  Receivables (net of allowance for doubtful receivables)...     15,267        11,912
  Development contracts in process..........................      1,248         2,559
  Prepaid expenses and other current assets.................      1,066           973
                                                               --------      --------
     Total current assets...................................     22,413        23,604
Restricted investments......................................      1,353         2,714
Property and equipment, net.................................     79,967        24,075
Goodwill, net...............................................     15,004        15,293
Purchase option deposits....................................      4,747         2,974
Other assets................................................      3,387         2,395
                                                               --------      --------
     Total assets...........................................   $126,871      $ 71,055
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  7,783      $    450
  Accounts payable..........................................      6,062        10,016
  Accrued payroll...........................................      1,855         1,339
  Accrued expenses..........................................      5,849         4,357
                                                               --------      --------
     Total current liabilities..............................     21,549        16,162
Long-term debt, net of current portion......................     52,288        11,773
Straight-line lease liability...............................      2,562         3,537
Deferred revenue and other liabilities......................        715         1,225
                                                               --------      --------
     Total liabilities......................................     77,114        32,697
                                                               --------      --------
Stockholders' equity:
Common stock, $.001 par value; authorized -- 50,000,000
  Shares; issued and outstanding -- 34,172,847 shares at
  December 31, 1999 and 16,722,846 shares at June 30,
  1999......................................................         35            17
Additional paid-in capital..................................     83,333        63,814
Accumulated deficit.........................................    (33,611)      (25,473)
                                                               --------      --------
     Total stockholders' equity.............................     49,757        38,358
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $126,871      $ 71,055
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Patient services..........................................    $11,145        $12,257
  Resident services.........................................      7,032          5,604
  Development fees..........................................        142            411
  Management fees...........................................         76            308
  Other revenues............................................         70            102
                                                                -------        -------
Total revenues..............................................     18,465         18,682
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      8,713          8,296
     Other operating expenses...............................      5,587          5,614
  Development, general and administrative expense...........      2,576          3,318
  Provision for losses on termination of development
     projects...............................................         --          2,400
  Provision for losses under shortfall funding agreements...        750          2,360
  Lease expense.............................................      3,463          2,407
  Depreciation and amortization expense.....................        774            537
                                                                -------        -------
Total operating expenses....................................     21,863         24,932
                                                                -------        -------
     Loss from operations...................................     (3,398)        (6,250)
Other income (expense):
  Interest and other income.................................        115            175
  Interest expense..........................................       (423)          (113)
  Loss on sale of assets....................................         --           (200)
                                                                -------        -------
     Loss before income taxes...............................     (3,706)        (6,388)
Provision for income taxes..................................          3         (1,225)
                                                                -------        -------
     Net loss...............................................    $(3,709)       $(5,163)
                                                                =======        =======
Basic loss per share........................................    $ (0.18)       $ (0.31)
                                                                =======        =======
Diluted loss per share......................................    $ (0.18)       $ (0.31)
                                                                =======        =======
Weighted average shares -- basic............................     21,166         16,709
                                                                =======        =======
Weighted average shares -- diluted..........................     21,166         16,709
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Patient services..........................................    $22,190        $24,622
  Resident services.........................................     13,927         11,517
  Development fees..........................................  538......          5,674
  Management fees...........................................        175            606
  Other revenues............................................        111            134
                                                                -------        -------
Total revenues..............................................     36,941         42,553
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................     17,534         16,637
     Other operating expenses...............................     11,016         11,533
  Development, general and administrative expense...........      5,169          6,960
  Provision for losses on termination of development
     projects...............................................         --          2,400
  Provision for losses under shortfall funding agreements...      1,550          2,360
  Lease expense.............................................      6,902          4,796
  Depreciation and amortization expense.....................      1,514          1,043
                                                                -------        -------
Total operating expenses....................................     43,685         45,729
                                                                -------        -------
     Loss from operations...................................     (6,744)        (3,176)
Other income (expense):
  Interest and other income.................................        172            479
  Interest expense..........................................       (822)          (218)
  Loss on sale of assets....................................         --           (200)
                                                                -------        -------
     Loss before income taxes and extraordinary item........     (7,394)        (3,115)
Provision for income taxes..................................          5            108
                                                                -------        -------
     Loss before extraordinary item.........................     (7,399)        (3,223)
Extraordinary loss on extinguishment of debt................       (739)            --
                                                                -------        -------
     Net loss...............................................    $(8,138)       $(3,223)
                                                                =======        =======
Basic loss per share:
  Loss before extraordinary item............................    $ (0.39)       $ (0.19)
                                                                =======        =======
  Net loss..................................................    $ (0.43)       $ (0.19)
                                                                =======        =======
Diluted loss per share:
  Loss before extraordinary item............................    $ (0.39)       $ (0.19)
                                                                =======        =======
  Net loss..................................................    $ (0.43)       $ (0.19)
                                                                =======        =======
Weighted average shares -- basic............................     18,945         16,703
                                                                =======        =======
Weighted average shares -- diluted..........................     18,945         16,703
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                              ---------------    ADDTL.
                                              ISSUED     PAR     PAID-IN
                                              SHARES    VALUE    CAPITAL    DEFICIT      TOTAL
                                              ------    -----    -------    --------    -------
Balance at June 30, 1999....................  16,723     $17     $63,814    $(25,473)   $38,358
Issuance of common stock, less costs of
  issuance..................................  16,700     $17     $19,519          --    $19,536
Exercise of common stock purchase
  warrants..................................     750       1          --          --          1
Net loss....................................      --      --          --      (8,138)    (8,138)
                                              ------     ---     -------    --------    -------
Balance at December 31, 1999................  34,173     $35     $83,333    $(33,611)   $49,757
                                              ======     ===     =======    ========    =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
Net loss....................................................   $ (8,138)       $(3,223)
Adjustments to reconcile net loss to net cash used for
  Operating activities:
  Depreciation and amortization.............................      1,514          1,043
  Loss on sale of assets....................................         --            200
  Provision for losses on development activities............         --          2,400
  Provision for losses under shortfall funding agreement....      1,550          2,360
  Extraordinary loss on extinguishment of debt..............        739             --
  Changes in operating assets and liabilities, excluding
     effects of acquisitions:
     Increase in receivables, net...........................     (3,554)        (2,908)
     Decrease (increase) in development contracts in
      process, net..........................................      1,311         (3,942)
     Increase in prepaid expenses and other current
      assets................................................        (74)          (503)
     Decrease in accounts payable, accrued payroll and
      accrued expenses......................................     (2,878)        (2,416)
                                                               --------        -------
       Net cash used for operating activities...............     (9,530)        (6,989)
                                                               --------        -------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................         --          2,726
  Purchases of property and equipment.......................    (55,886)        (2,073)
  Decrease (increase) in restricted investments.............      1,361           (166)
  Increase in purchase options and other assets.............     (2,894)        (1,715)
  Business acquisitions.....................................     (2,457)        (1,617)
                                                               --------        -------
       Net cash used for investing activities...............    (59,876)        (2,845)
                                                               --------        -------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt..................     53,640            535
  Payments on long-term debt (including extinguishment costs
     of $707)...............................................     (6,499)          (122)
  Proceeds from issuance of common stock....................     19,537            128
  Increase in other liabilities.............................       (600)          (267)
                                                               --------        -------
       Net cash provided by financing activities............     66,078            274
  Decrease in cash and cash equivalents.....................     (3,328)        (9,560)
  Cash and cash equivalents at beginning of period..........      8,160         15,481
                                                               --------        -------
Cash and cash equivalents at end of period..................   $  4,832        $ 5,921
                                                               ========        =======
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $    822        $   218
                                                               ========        =======
  Cash paid for income taxes................................   $      5        $    25
                                                               ========        =======
  Acquisitions:
     Fair value of assets acquired..........................     (3,482)        (1,617)
     Liabilities assumed....................................      1,025             --
                                                               --------        -------
     Consideration paid for acquisitions....................   $ (2,457)       $(1,617)
                                                               ========        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Background

     Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing. At December 31, 1999, the Company owned, leased or managed 68 assisted and independent living communities and 13 skilled nursing facilities. Also at December 31, 1999, the Company had 6 assisted living communities under construction. The Company's operations are located in Pennsylvania, Missouri, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana.

(b) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three and six-month periods ended December 31, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three and six-month periods ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1999 as contained in the Company's Annual Report on Form 10-K (as amended).

2. BUSINESS ACQUISITIONS

     Acquisitions and the manner of payment are summarized as follows:

                                                       LEASED                          CASH PAID/
    MONTH             TRANSACTION DESCRIPTION         OR OWNED  BUSINESS  LOCATION     TOTAL COST
    -----             -----------------------         --------  --------  --------  ----------------
                                                                                    ($ IN THOUSANDS)
December 1999  Stock of Black Box of Martinsburg       Owned      ALF        WV          $  141
December 1999  Stock of Black Box of Peckville         Owned      ALF        PA             322
December 1999  Stock of TC Realty of Maumelle, Inc.    Owned      ALF        AR             499
December 1999  Stock of TC Realty of Scranton, Inc.    Owned      ALF        PA             524
December 1999  Stock of TC Realty of Berwick, Inc.     Owned      ALF        PA             140
December 1999  Stock of TC Realty of Lewistown, Inc.   Owned      ALF        PA             400
December 1999  Stock of TC Realty of Mansfield, Inc.   Owned      ALF        OH             431
                                                                                         ------
                                                                                         $2,457
                                                                                         ======

     Before acquiring the operations of these Black Box entities in the transactions detailed above, the Company managed the operations for the prior Operator/Lessee. Subsequent to the business acquisitions, the Company also acquired the real estate assets from the REIT owner in a separate transaction. Refer to the descriptions of these transactions in the "Recent Developments" section ("Property Acquisition") and the "Liquidity" section ("Operation") of
Item 2 of this Current Report.

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Extended

                           BALANCED CARE CORPORATION

Care Operators of Harrisburg, LLC d/b/a/ Harrisburg Outlook Pointe in March 1999, TC Realty of Sherwood, Inc. d/b/a Sherwood Outlook Pointe in April 1999, TC Realty of Mountain Home, Inc. d/b/a/ Mountain Home Outlook Pointe in April 1999, TC Realty of Altoona, Inc. d/b/a/ Altoona Outlook Pointe in May 1999 and TC Realty of Reading, Inc. d/b/a/ Reading Outlook Pointe in May 1999. Also, Black Box of Peckville d/b/a Outlook Pointe Keepsakes at Mid Valley, Black Box of Martinsburg, Inc. d/b/a Outlook Pointe at Martinsburg, Inc., TC Realty at Mansfield, Inc. d/b/a Outlook Pointe at Ontario, TC Realty at Maumelle, Inc. d/b/a Outlook Pointe at Maumelle, TC Realty at Berwick, Inc. d/b/a Outlook Pointe Commons at Berwick, TC Realty at Scranton, Inc. d/b/a Outlook Pointe Commons at Scranton, and TC Realty at Lewistown, Inc. d/b/a Outlook Pointe at Lewistown, Inc., were acquired in December 1999. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenue.....................................................  $40,546    $45,451
                                                              =======    =======
Loss before extraordinary items.............................  $(6,925)   $(5,624)
                                                              =======    =======
Loss before extraordinary items per common
  share -- diluted..........................................  $ (0.37)   $ (0.34)
                                                              =======    =======

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1999 and 1998. In addition, they are not intended to be a projection of future results of operations.

3. LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). For the three and six-month periods ended December 31, 1999 and 1998, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

4. LINE OF CREDIT AMENDMENTS AND LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In April 1999, the Company entered into a $15 million revolving Line of Credit with HCFP Funding, Inc. ("HCFP"). The Line of Credit is for a term of three years, and outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. In July 1999, the Line of Credit was increased to $20 million. Prior to July 1999, the Line of Credit was secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc., and Balanced Care at North Ridge, Inc.), and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities (the "Accounts Receivable Borrowers"). In July 1999, the real estate of BCC at Republic Park Care Center, Inc. and BCC at Nevada Park Care Center, Inc. (the "Skilled Nursing Facility Borrowers") was added as security to collateralize the Line of Credit. In order to mortgage the Skilled Nursing Facility Borrowers' real estate in favor of HCFP, the Company repaid its $3.1 million loan to Meditrust to satisfy the existing mortgage on this real estate. As a result of this transaction, the Company reported a loss on the extinguishment of debt of $739,000 in the first quarter of Fiscal 2000.

     On January 12, 2000, the Company completed the sale of its Missouri assets (see "Missouri Divestiture" discussed below), which included the real estate, leasehold interests and operations of the Skilled Nursing Facility Borrowers and the Accounts Receivable Borrowers (the "Missouri Borrowers"). In order for HCFP to release the Missouri Borrowers and their respective liens and security interests under the Line of Credit, the

                           BALANCED CARE CORPORATION

Company agreed to (i) repay $5.4 million on the Line of Credit attributable to the Missouri Borrowers, (ii) pay a prepayment fee of approximately $75,000,
(iii) reset the availability under the Line of Credit to $12.0 million as of December 31, 1999 and (iv) cross-default its obligations under the Line of Credit with any future obligations with HCFP.

     The primary component of the borrowing base for the Line of Credit consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers (as defined in the Line of Credit Agreement). At January 31, 2000, after the repayment of $5.4 million attributable to the Missouri Borrowers, the borrowing base available under the Line of Credit was approximately $12.0 million and $5.4 million was borrowed thereunder.

5. EQUITY TRANSACTION

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company (the "Transaction"). Under the first tranche of the Transaction, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25, for an aggregate purchase price of $4,125,000. Under the second tranche of the Transaction, which was approved by the stockholders on December 15, 1999 and closed on December 21, 1999, the Company issued to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25, for an aggregate purchase price of $16,750,000, and the outstanding shares of Series C Preferred Stock automatically converted into 3,300,000 shares of Common Stock. At December 31, 1999, IPC owned approximately 48.87% of the outstanding shares of Common Stock of the Company.

6. PROPERTY ACQUISITION

     In December 1999, the Company acquired the real property, improvements, furniture, fixtures and equipment of 12 assisted living facilities. The aggregate purchase price was $52,073,054. The purchase price was paid from the following sources: a $7,811,054 promissory note due to the seller, New Meditrust Company LLC, a $32,000,000 loan due to Heller Healthcare Finance, Inc., a $7,000,000 discount note due to FRR Investments Limited, an affiliate of IPC, and $5,262,000 in cash by the Company. The Company has an option to purchase 12 additional assisted living facilities by October 31, 2000.

7. SUBSEQUENT EVENT

     On January 12, 2000, the Company completed the sale of its Missouri assets to Christian Health Care of Missouri, Inc. and certain of its affiliates (collectively, "CHM") pursuant to an Asset Purchase Agreement dated October 15,1999 (as amended, the "Asset Purchase Agreement"). The Company sold its leasehold interests in eight skilled nursing facilities and nine assisted and independent living facilities, together with the operations of those facilities. The Company sold its real property interests and operations in two skilled nursing facilities. The aggregate consideration paid by CHM to the Company for the assets was (i) $51,000,000 in assumed lease obligations, (ii) $6,675,000 in cash, and (iii) $2,525,000 in notes. The Company has guaranteed the payments of the lease obligations of the buyer until the occurrence of certain events. For a more detailed description of these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

8. SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) established standards for the way public business enterprises are to report information about operating segments in annual and interim financial statements issued to shareholders.

                           BALANCED CARE CORPORATION

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

     The Company's management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements and gains and losses on sales of assets), lease expense, interest (net), taxes, depreciation and amortization.

                                                         THREE MONTHS ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................   $7,178     $11,145        $   142          $18,465
Operating expenses............................    4,533       9,767             --           14,300
Development, general and administrative
  expenses....................................       --          --          2,576            2,576
Provision for losses under shortfall funding
  agreements..................................      750          --             --              750
                                                 ------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................   $1,895     $ 1,378        $(2,434)         $   839
                                                 ======     =======        =======          =======

                                                         THREE MONTHS ENDED DECEMBER 31, 1998
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................   $6,014     $12,257        $   411          $18,682
Operating expenses............................    3,570      10,340             --           13,910
Development, general and administrative
  expenses....................................       --          --          3,318            3,318
Provision for losses under shortfall funding
  agreements..................................    2,360          --             --            2,360
                                                 ------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................   $   84     $ 1,917        $(2,907)         $  (906)
                                                 ======     =======        =======          =======

                           BALANCED CARE CORPORATION

                                                         SIX MONTHS ENDED DECEMBER 31, 1999
                                               ------------------------------------------------------
                                                                        DEVELOPMENT
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $ 14,213    $22,190        $   538          $ 36,941
Operating expenses...........................     8,970     19,580             --            28,550
Development, general and administrative
  expenses...................................        --         --          5,169             5,169
Provision for losses under shortfall funding
  agreements.................................     1,550         --             --             1,550
                                               --------    -------        -------          --------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization...............................  $  3,693    $ 2,610        $(4,631)         $  1,672
                                               ========    =======        =======          ========
Total Assets.................................  $101,132    $11,325        $14,414          $126,871
                                               ========    =======        =======          ========

                                                          SIX MONTHS ENDED DECEMBER 31, 1998
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $12,257     $24,622        $ 5,674          $42,553
Operating expenses............................    7,205      20,965             --           28,170
Development, general and administrative
  expenses....................................       --          --          6,960            6,960
Provision for losses under shortfall funding
  agreements..................................    2,360          --             --            2,360
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................  $ 2,692     $ 3,657        $(1,286)         $ 5,063
                                                =======     =======        =======          =======
Total Assets..................................  $39,814     $16,226        $24,954          $80,994
                                                =======     =======        =======          =======

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the three and six-month periods ended December 31, 1999 and 1998, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated condensed financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as amended.

OVERVIEW

     The Company was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's balanced care continuum strategy, such as medical rehabilitation, dementia and Alzheimer's services, home health care and skilled nursing.

     The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at December 31, 1999 and 1998:

                                                                     DECEMBER 31,
                                          -------------------------------------------------------------------
                                                        1999                               1998
                                          --------------------------------   --------------------------------
                                          OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                          -----   ------   -------   -----   -----   ------   -------   -----
INCLUDING MISSOURI
Developed Assisted Living Facilities....   12        1       33       46      --        1       15       16
Acquired Assisted Living Facilities.....    5       13       --       18      13       12       --       25
Skilled Nursing Facilities..............    2       11       --       13       3       10       --       13
Independent Living Facilities...........   --        4       --        4      --        4       --        4
                                           --       --       --       --      --       --       --       --
                                           19       29       33       81      16       27       15       58
                                           ==       ==       ==       ==      ==       ==       ==       ==

                                                                     DECEMBER 31,
                                          -------------------------------------------------------------------
                                                        1999                               1998
                                          --------------------------------   --------------------------------
                                          OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                          -----   ------   -------   -----   -----   ------   -------   -----
EXCLUDING MISSOURI
Developed Assisted Living Facilities....   12        1       33       46      --        1       15       16
Acquired Assisted Living Facilities.....    5        8       --       13      13        7       --       20
Skilled Nursing Facilities..............   --        3       --        3       1        2       --        3
Independent Living Facilities...........   --       --       --       --      --       --       --       --
                                           --       --       --       --      --       --       --       --
                                           17       12       33       62      14       10       15       39
                                           ==       ==       ==       ==      ==       ==       ==       ==

     As of December 31, 1999, the Company had operations in Pennsylvania, Missouri, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. As of December 31, 1999, these operating facilities had a capacity for 4,077 assisted living residents, 1,304 skilled nursing patients and 117 independent living residents. In January 2000, the Company divested its Missouri assets, consisting of ten skilled nursing facilities with 1,135 beds and nine assisted and independent living facilities with 245 beds. After the divestiture, the Company's operating facilities have a capacity for 3,949 assisted living residents and 169 skilled nursing patients. The Company has discontinued its own rehabilitation agencies and now exclusively utilizes independent agencies to provide therapy services.

     In addition to the 46 Outlook Pointe(R) signature series assisted living facilities opened as of December 31, 1999, the Company has signed agreements to develop and manage an additional six assisted living facilities which were under construction at December 31, 1999. Two of these facilities opened in January 2000, and the remaining four facilities are scheduled to open at various dates through April 2000, thus concluding the Company's initial round of development activity initiated over the past 2 1/2 years.

     The Company generates revenue from four primary sources: patient services, resident services, development fees and management fees. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub-acute care, home healthcare, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents. Resident services include all revenue earned from services provided in the Company's assisted living facilities except for medical rehabilitation services provided by the Company's licensed agencies which are included in patient services revenues. Development fees and management fees are earned for developing and managing assisted living facilities for REITs and other owners or lessees. As a result of the divestiture of the Missouri operations and the acquisition of the operations of developed facilities (both discussed under "Recent Developments" below), the mix of the Company's revenues will change and revenues from assisted living resident services will increase as a percentage of total revenues.

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

RECENT DEVELOPMENTS

  Equity Transaction

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company (the "Transaction"). Under the first tranche of the Transaction, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25, for an aggregate purchase price of $4,125,000. Under the second tranche of the Transaction, which was approved by the stockholders on December 15, 1999 and closed on December 21, 1999, the Company issued to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25, for an aggregate purchase price of $16,750,000, and the outstanding shares of Series C Preferred Stock automatically converted into 3,300,000 shares of Common Stock. At December 31, 1999, IPC owned approximately 48.87% of the outstanding shares of Common Stock of the Company.

  Property Acquisition

     On December 30, 1999, the Company and 12 of its subsidiaries (collectively the "Subsidiaries"), IPC and New Meditrust Company LLC ("Meditrust"), entered into a Memorandum of Understanding (the "Memorandum of Understanding"), under which the Subsidiaries acquired the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities located in Pennsylvania (7), Arkansas (3), Ohio (1) and West Virginia (1) (collectively, the "Tranche One Properties"). Transaction costs of the acquisition were paid by the Company.

     The aggregate purchase price for the Tranche One Properties was $52,073,054 (the "Tranche One Purchase Price"), which was determined based on arms' length negotiations. The Tranche One Purchase Price was paid as follows: (a) $44,262,000 in cash by the Company (the "Cash Portion") and (b) $7,811,054 pursuant to a Promissory Note dated as of December 30, 1999, as amended February 9, 2000 (the "Meditrust Note") made jointly by the Company and IPC in favor of Meditrust.

     The Cash Portion of the Tranche One Purchase Price was funded as follows:
(a) $5,262,000 in cash by the Company, (b) $32,000,000 in the form of a loan (the "Heller Loan") pursuant to a Loan Agreement dated as of December 30, 1999 (the "Heller Loan Agreement") entered into by and among the Subsidiaries and Heller Healthcare Finance, Inc. ("Heller"), and (c) $7,000,000 pursuant to a Series One 1999 BCC Discount Note (the "FRR Note") made by the Company in favor of FRR Investments Limited ("FRR"). FRR is affiliated with IPC.

     As an inducement for IPC to enter into the Meditrust Note, IPC, Meditrust Mortgage Investments, Inc. ("MMI") and Meditrust Corporation ("MC", and together with MMI, the "Meditrust Parties") entered into a Right of First Refusal Agreement dated as of December 30, 1999 (the "Right of First Refusal Agreement"). Under the Right of First Refusal Agreement, in the event the Meditrust Parties desire to sell, give or otherwise transfer the 1,081,312 shares of common stock of the Company (the "Stock") owned by the Meditrust Parties to any party other than an entity that is a direct or indirect subsidiary of MC, the Meditrust Parties are obligated to offer in writing to sell the Stock to IPC on the same terms. The Right of First Refusal Agreement, unless sooner terminated in accordance with the terms thereof, will remain in effect until December 31, 2009.

     As a further inducement for IPC to enter into the Meditrust Note, the Company entered into an Indemnification, Defense, Hold Harmless and Reimbursement Agreement dated as of December 29, 1999 (the "Indemnification Agreement") in favor of IPC, under which the Company has agreed to indemnify, defend and hold harmless IPC and certain other Indemnified Parties (as defined in the Indemnification Agreement") from any Losses (as defined in the Indemnification Agreement") arising under or otherwise related to or in connection with the Meditrust Note (including, without limitation, all payments made or to be made by IPC under the Meditrust Note), except for any Losses that arise as a result of the gross negligence or willful misconduct of any Indemnified Party or a breach of a fiduciary duty of IPC or any affiliate of IPC to the Company.

     As an inducement for FRR to accept the FRR Note and as additional security for the Company's obligations under the Indemnification Agreement, the Company and the Subsidiaries have agreed to enter into a Stock Pledge Agreement (the "Stock Pledge Agreement") with IPC and FRR, under which the Company will pledge the stock of each of the Subsidiaries to IPC and FRR.

     Notwithstanding the foregoing, the Company, the Subsidiaries, IPC, FRR and Heller have agreed to enter into a Subordination Agreement in favor of Heller. Under the Subordination Agreement, IPC and FRR will agree to subordinate their respective rights under the Stock Pledge Agreement, the FRR Note and the Indemnification Agreement in favor of Heller and will agree to refrain from taking any action against the collateral pledged under the Stock Pledge Agreement until the obligations under the Heller Loan Agreement are paid in full; provided, however, the Subordination Agreement will permit IPC, FRR and the Company, so long as no event of default exists under the Heller Loan Agreement, to pay and to collect such sums that are owed under the FRR Note and the Indemnification Agreement in accordance with the respective terms thereof.

     In connection with the foregoing, the Company, IPC and Meditrust also entered into an Option Agreement dated as of December 30, 1999, as amended February 9, 2000 (the "Option Agreement"), pursuant to which the Company and IPC have the right, but not the obligation (the "Option"), to designate various nominees (each, a "Designee") to acquire the real property, improvements, furniture, fixtures and equipment of an additional twelve Outlook Pointe(R) assisted living facilities located in Pennsylvania (3), Arkansas (2), Ohio (2), Virginia (2), and Tennessee (3) (collectively, the "Tranche Two Properties"). Hereinafter, the Company, IPC and their Designees may be referred to as the "Buyer".

     The Option is jointly exercisable by the Company and IPC upon 30 days' prior written notice to Meditrust (the "Option Notice") for the period commencing on January 2, 2000 and continuing up through and including October 1, 2000. The Company and IPC may not exercise the Option with respect to any single Tranche Two Property, but rather may only exercise the Option with respect to groups of three or more Tranche Two Properties. Therefore, the acquisition of the Tranche Two Properties may close in a series of transactions, with the final closing on any of the Tranche Two Properties to occur no later than October 31, 2000.

     The aggregate purchase price for the Tranche Two Properties is $45,530,946 (the "Tranche Two Purchase Price"), which was determined based on arms' length negotiations. The Tranche Two Purchase Price is allocated among the Tranche Two Properties as more specifically set forth in the Option Agreement (each, a "Facility Purchase Price"). The Facility Purchase Price for each Tranche Two Property for which an Option Notice has been given shall be paid to Meditrust at closing.

     The terms and conditions of the Memorandum of Understanding, the Option Agreement, the Right of First Refusal Agreement, the Heller Loan Agreement, the Meditrust Note, and the FRR Note are more fully described in the Exhibits hereto and the Company's Current Report on Form 8-K dated December 15, 1999 and filed with the SEC on January 14, 2000, which are incorporated by reference herein.

  Divestiture of Missouri Assets

     On January 12, 2000, the Company completed the sale of its Missouri assets to Christian Health Care of Missouri, Inc. and certain of its affiliates (collectively, "CHM") pursuant to an Asset Purchase Agreement dated October 15, 1999 (as amended, the "Asset Purchase Agreement"). The Company sold its leasehold interests in eight skilled nursing facilities and nine assisted and independent living facilities, together with the operations of those facilities. The Company sold its real property interests and operations in two skilled nursing facilities.

     The aggregate consideration paid by CHM to the Company for the assets was
(i) $51,000,000 in assumed lease obligations, (ii) $6,675,000 in cash, (iii) $525,000 pursuant to a First Promissory Note dated January 12, 2000 (the "First Promissory Note"), and (iv) $2,000,000 pursuant to a Second Promissory Note dated January 12, 2000 (the "Second Promissory Note"). The aggregate consideration was determined based on arms' length negotiations. The terms of the First Promissory Note and the Second Promissory Note are more fully described in the Company's Current Report on Form 8-K dated January 12, 2000 and filed with the SEC on January 27, 2000, which Current Report is incorporated by reference herein.

     In 1996, Meditrust Mortgage Investments, Inc. (together with its affiliates, "MT") loaned $41,385,000 (the "Hawthorn Loan") to Hawthorn Health Properties, Inc. and its subsidiaries (collectively, "HHP") pursuant to a Loan Agreement dated August 30, 1996 (the "Hawthorn Loan Agreement") for HHP to purchase seven skilled nursing facilities and three assisted/independent living facilities (which constitute a portion of the facilities whose leasehold interests were transferred to CHM). HHP simultaneously leased the facilities to certain wholly-owned subsidiaries of the Company pursuant to those certain Facility Lease Agreements dated August 30, 1996 (collectively, the "Facility Lease Agreements").

     MT required the following as conditions to its consent to the transfer of the leasehold interests in the HHP facilities to CHM:

     - The Company, CHM, HHP and MT enter into an Omnibus Assignment and Assumption Agreement, Amendment to Loan Documents, Amendment to Lease Documents, Termination of Lease Documents, Consent to Assignment and Confirmation of Guaranties dated as of January 12, 2000 (the "Omnibus Agreement").

     - The Company and Dixon Management, Inc., a wholly-owned subsidiary of the Company ("DM"), remain as guarantors of CHM's lease obligations pursuant to the Guaranties previously given by the Company and DM in August 1996 (the "Existing Guaranties") with respect to the Facility Lease Agreements.

     - The Company enter into a Guaranty dated as of January 12, 2000 (the "BCC Guaranty") in favor of MT to guaranty the obligations of HHP under the Hawthorn Loan.

     - The Company, Balanced Care at Stafford, Inc., a wholly-owned subsidiary of the Company ("Stafford"), and MT enter into a Cross-Default Agreement dated as of January 12, 2000 (the "Cross-Default Agreement") that provides that an "Event of Default" under the Hawthorn Loan Agreement will constitute an "Event of Default" under the Facility Lease Agreement dated June 30, 1998 (the "Stafford Facility Lease Agreement") between MT and Stafford.

     - CHM pay a $4,000,000 payment on the Hawthorn Loan on January 12, 2000 (without any prepayment penalty or premium).

     The Existing Guaranties, the BCC Guaranty and the Cross-Default Agreement will terminate in accordance with the Termination Agreement dated as of January 12, 2000 (the "Termination Agreement") entered into by and among the Company, HHP, MT and the other parties referred to therein. Subject to the provisions of the Termination Agreement:

     - The Existing Guaranties and the BCC Guaranty will terminate on the earlier to occur of (a) the complete payment and performance of the obligations under the Hawthorn Loan or (b) the Termination Date (as defined below).

     - The Cross-Default Agreement will terminate on the earlier to occur of (a) the Termination Date or (b) such time, if any, as the Leased Property (as defined in the Stafford Facility Lease Agreement) is transferred in accordance with the provisions of the Option Agreement dated as of December 30, 1999 by and among MT, the Company and the other parties thereto.

     As used herein, "Termination Date" means the later to occur of (a) December 31, 2000 and (b) the date upon which the HHP facilities have achieved a combined Debt Coverage Ratio (as defined in the Termination Agreement) for the prior fiscal quarter equal to or greater than 1.1 to 1. The Termination Date has not yet occurred.

     In May and August 1997, the Company entered into Lease and Security Agreements (collectively, the "Lease and Security Agreements") with Health Care Realty Trust (together with its affiliates, "HCRT") for four assisted/independent living facilities (which constitute a portion of the facilities whose leasehold interests were transferred to CHM). In order to induce HCRT to consent to the transfer of the leasehold interests of these four facilities to CHM, the Company was required to remain as guarantor of CHM's lease obligations pursuant to the Guaranties previously given by the Company in 1997 with respect to the Lease and Security Agreements.

OPERATING AND CENSUS TRENDS

     The Company's core business continues to improve as a result of operating and marketing changes implemented in the fiscal year ended June 30, 1999.

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                           DECEMBER 31, 1999                 DECEMBER 31, 1998
                                    -------------------------------   -------------------------------
                                       STABLE       STABLE               STABLE       STABLE
                                    FACILITIES(1)   BEDS(1)   TOTAL   FACILITIES(1)   BEDS(1)   TOTAL
                                    -------------   -------   -----   -------------   -------   -----
End of Period Capacity
Owned.............................       15            902    1,046         6            455      455
Leased............................        9            611      611         8            491      491
Managed...........................        8            472    2,274         5            282    1,379
                                         --          -----    -----        --          -----    -----
Total.............................       32          1,985    3,931        19          1,228    2,325
                                         ==          =====    =====        ==          =====    =====
End of Period Occupancy
Owned.............................                      91%      89%                      83%      83%
Leased............................                      88%      88%                      87%      87%
Managed...........................                      70%      45%                      69%      37%
                                                     -----    -----                    -----    -----
Total.............................                      85%      63%                      81%      56%
                                                     =====    =====                    =====    =====

---------------
(1) Includes communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties.

     The above data does not contain divested communities.

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding recently divested Missouri operations:

                                                  JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                    1999          1999             1999
                                                  --------    -------------    ------------
                                                              ($ IN THOUSANDS)
AT QUARTER END
Facilities in Operation.........................       50             55              62
Resident Capacity...............................    3,297          3,609           4,118
Census..........................................    1,946          2,278           2,655
FOR THE THREE MONTH PERIOD
Revenue.........................................  $11,432        $13,209         $15,587
EBITDAR.........................................  $   206        $ 1,624         $ 2,335

     Operating highlights of the quarter ended December 31, 1999 include: (i) a net quarterly census increase of 377, a 17% improvement; (ii) revenue increase of 18% in owned, leased, and managed facilities; (iii) an EBITDAR increase of 44% in owned, leased, and managed facilities; and (iv) average pre-lease deposits of 28% of total capacity on recently opened communities. Following the quarter-end, the Company also reported census gains of 131 residents in January.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                             1999       1998
                                                             -----      -----
Statement of Operations Data:
Patient services...........................................   60.1%      57.9%
Resident services..........................................   37.7       27.1
Development fees...........................................    1.4       13.3
Management fees............................................    0.5        1.4
Other......................................................    0.3        0.3
                                                             -----      -----
Total revenue..............................................  100.0      100.0
Operating expenses:
  Facility operating expenses..............................   77.3       66.2
  Development, general and administrative expense..........   14.0       16.4
  Charge for termination of development projects...........     --        5.6
  Charges under shortfall funding agreements...............    4.2        5.5
  Lease expense............................................   18.7       11.3
  Depreciation and amortization expense....................    4.1        2.5
                                                             -----      -----
Loss from operations.......................................  (18.3)      (7.5)
Other income (expense).....................................   (1.9)       0.2
                                                             -----      -----
Loss before income taxes and extraordinary item............  (20.2)      (7.3)
Provision for income taxes.................................     --        0.3
                                                             -----      -----
Loss before extraordinary item.............................  (20.2)      (7.6)
Extraordinary loss on extinguishment of debt...............   (2.0)        --
                                                             -----      -----
Net loss...................................................  (22.2)      (7.6)
                                                             =====      =====

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Total Revenue. Total revenue for the three months ended December 31, 1999 decreased by $217,000 to $18,465,000 compared to $18,682,000 for the three months ended December 31, 1998. This decrease is the result of a $1,112,000 decrease in patient service revenues, due to the change in the billing rates for Medicare Part B charges required by the Balance Budget Act and a lower census and decreased outpatient therapy revenues. There also was a $269,000 decrease in development fees due to the Company's decision to reduce its development activities and a $232,000 decrease in management fees. This decrease was partially offset by additional resident service revenues of $1,428,000, primarily from special purpose entities acquired subsequent to the three months ended December 31, 1998. Patient services comprised 60% and 66% of total revenues for the three months ended December 31, 1999 and 1998 respectively.

     Operating Expenses. Facility operating expenses for the three months ended December 31, 1999 increased by $390,000 to $14,300,000 from $13,910,000 for the three months ended December 31, 1998. The increase resulted from increased operating expenses of $953,000 at assisted living facilities primarily related to the acquisition of special purpose entities. The increase was partially offset by: (i) decreased costs of $340,000 for the skilled nursing facilities, due primarily to cost reduction efforts in the area of therapy delivery and (ii) a reduced facility expense from discontinuing the therapy rehab agencies of $233,000. As a percentage of total revenue, facility operating expenses were 77% for the three months ended December 31, 1999 and 74% for the three months ended December 31, 1998.

     Development, general and administrative expenses decreased by $742,000 to $2,576,000 for the three months ended December 31, 1999 from $3,318,000 for the three months ended December 31, 1998. The decrease in 1999 is primarily due to the implementation of the Company's corporate restructuring plan. As a percentage of total revenue, these expenses decreased to 14% for the three months ended December 31, 1999 from 18% for the three months ended December 31, 1998.

     Lease expense increased to $3,463,000 for the three months ended December 31, 1999 from $2,407,000 for the three months ended December 31, 1998, an increase of $1,056,000. This increase is attributed to the acquired special purpose entities, additional contingent rents for assisted living facilities and skilled nursing facilities and the sale/leaseback of two facilities. As a percentage of total revenue, these expenses totaled 19% for the three months ended December 31, 1999 and 13% for the three months ended December 31, 1998.

     Depreciation and amortization increased by $237,000 to $774,000 for the three months ended December 31, 1999 from $537,000 for the three months ended December 31, 1998. This increase resulted primarily from the additional depreciation and amortization related to the acquired, leased or managed facilities.

     Provision for Income Taxes (Benefit). Income tax expense of $3,000 for three months ended December 31, 1999 resulted from taxable income reported in states that do not permit consolidated filings. Income tax benefit of $1,225,000 for the three months ended December 31, 1998 is the result of the Company's revised fiscal 1999 tax position due to the development changes that occurred during the three months ending December 31, 1998.

     Net Loss. The Company's net loss decreased by $1,454,000 to a loss of $3,709,000 for the three months ended December 31, 1999 from a net loss of $5,163,000 for the three months ended December 31, 1998. This decrease in the net loss resulted primarily from: (i) a decrease in the provision for losses on termination of development projects of $2,400,000 and (ii) a decrease in the provision for shortfall funding arrangements of $1,610,000. The decreases were partially offset by increases from (i) lower income tax benefits of $1,222,000;
(ii) reduced contribution of $533,000 from the skilled nursing facilities primarily due to the change in billing rates for Medicare Part B charges; (iii) interest expense of $310,000 related to additional borrowings on the Line of Credit and (iv) reduced contributions from development fees of $269,000.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

     Total Revenue. Total revenue for the six months ended December 31, 1999 decreased by $5,612,000 to $36,941,000 compared to $42,553,000 for the six months ended December 31, 1998. This decrease was the result of (i) a $5,136,000 decrease in development fees due to a reduction in development activities, and
(ii) a

$2,432,000 decrease in patient service revenues, due to the change in the billing rates for Medicare Part B charges adopted by the Balance Budget Act, lower census and decreased outpatient therapy revenues. This decrease was partially offset by additional resident service revenues of $2,410,000, primarily from special purpose entities acquired subsequent to the six months ended December 31, 1998. Patient services comprised 60% and 58% of total revenues for the six months ended December 31, 1999 and 1998 respectively.

     Operating Expenses. Facility operating expenses for the six months ended December 31, 1999 increased by $380,000 to $28,550,000 from $28,170,000 for the six months ended December 31, 1998. The increase resulted from increased operating expenses at assisted living facilities of $1,755,000 primarily related to the acquisition of special purpose entities. The increase was partially offset by: (i) decreased costs of $1,071,000 for the skilled nursing facilities, due primarily to cost reduction efforts in the area of therapy delivery and (ii) a reduced facility expense from discontinuing the therapy rehab agencies of $314,000. As a percentage of total revenue, facility operating expenses were 77% for the six months ended December 31, 1999 and 66% for the six months ended December 31, 1998.

     Development, general and administrative expenses decreased by $1,791,000 to $5,169,000 for the six months ended December 31, 1999 from $6,960,000 for the six months ended December 31, 1998. The decrease in 1999 is primarily due to the implementation of the Company's corporate restructuring plan. As a percentage of total revenue, these expenses decreased to 14% for the six months ended December 31, 1999 from 16% for the six months ended December 31, 1998.

     Lease expense increased to $6,902,000 for the six months ended December 31, 1999 from $4,796,000 for the six months ended December 31, 1998, an increase of $2,106,000. This increase is attributed to the acquired special purpose entities, additional contingent rents for assisted living facilities and skilled nursing facilities and the sale/leaseback of two facilities. As a percentage of total revenue, these expenses totaled 19% for the six months ended December 31, 1999 and 11% for the six months ended December 31, 1998.

     Depreciation and amortization increased by $471,000 to $1,514,000 for the six months ended December 31, 1999 from $1,043,000 for the six months ended December 31, 1998. This increase resulted primarily from the additional depreciation and amortization related to the acquired, leased or managed facilities.

     Provision for Income Taxes (Benefit). Income tax expense decreased by $103,000 to $5,000 for six months ended December 31, 1999 from $108,000 for the six months ended December 31, 1998. The income taxes result from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings.

     Net Loss. The Company's net loss increased by $4,915,000 to a loss of $8,138,000 for the six months ended December 31, 1999 from a net loss of $3,223,000 for the six months ended December 31, 1998. The increase was the result of: (i) a decrease in pretax contribution of $3,576,000 related to reduced development activities; (ii) decreased contribution of $1,040,000 from the skilled nursing facilities primarily due to the change in billing rates for Medicare Part B charges; (iii) a charge for the early extinguishment of debt of $739,000; (iv) increased interest expense of $604,000 related primarily to interest on the Line of Credit and (v) reduced management fees of $431,000. The increases were partially offset by a decrease in (i) the provision for losses on termination of development projects of $2,400,000 and (ii) a decrease in the shortfall funding arrangements of $810,000.

LIQUIDITY AND CAPITAL RESOURCES

  Equity Transaction

     During the quarter ended December 31, 1999, the Company received approximately $19.5 million in cash (net of costs) from the Transaction with IPC. The Company used $7.5 million (including $2.2 million of closing costs) to acquire 12 assisted living facilities from Meditrust (see "Meditrust Transaction" discussed below). The remaining $12 million will be used primarily to support the Company's young portfolio of assisted living facilities, including acquiring the leasehold interests of profitable, stabilized assisted living facilities that the Company currently manages for Black Box operators. The Company may also use the cash to pursue additional real estate acquisitions from REITs or selective development and acquisition opportunities that would enhance the Company's existing portfolio from a geographic, marketing and operating standpoint.

  Working Capital Line of Credit

     In April 1999, the Company entered into a $15 million revolving Line of Credit with HCFP Funding, Inc ("HCFP"). The Line of Credit is for a term of three years, and outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. In July 1999, the Line of Credit was increased to $20 million. Prior to July 1999, the Line of Credit was secured by the real estate owned by five of the Company's subsidiaries (BCC at Darlington, Inc., Balanced Care at Eyers Grove, Inc., Balanced Care at Butler, Inc., Balanced Care at Sarver, Inc., and Balanced Care at North Ridge, Inc.), and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities (the "Accounts Receivable Borrowers"). In July 1999, the real estate of BCC at Republic Park Care Center, Inc. and BCC at Nevada Park Care Center, Inc. (the "Skilled Nursing Facility Borrowers") was added as security to collateralize the Line of Credit. In order to mortgage the Skilled Nursing Facility Borrowers' real estate in favor of HCFP, the Company repaid its $3.1 million loan to Meditrust to satisfy the existing mortgage on this real estate. As a result of this transaction, the Company reported a loss on the early extinguishment of debt of $739,000 in the first quarter of Fiscal 2000.

     On January 12, 2000, the Company completed the sale of its Missouri assets (see "Missouri Divestiture" discussed below), which included the real estate, leasehold interests and operations of the Skilled Nursing Facility Borrowers and the Accounts Receivable Borrowers (the "Missouri Borrowers"). In order for HCFP to release the Missouri Borrowers and their respective liens and security interests under the Line of Credit, the Company agreed to (i) repay $5.4 million on the Line of Credit attributable to the Missouri Borrowers, (ii) pay a prepayment fee of approximately $75,000, (iii) reset the availability under the Line of Credit to $12.0 million as of December 31, 1999 and (iv) cross-default its obligations under the Line of Credit with future obligations to HCFP, including the Company's obligations under the Heller Loan (discussed under the "Meditrust Transaction" section below).

     The primary component of the borrowing base for the Line of Credit consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers (as defined in the Line of Credit Agreement). At January 31, 2000, after the repayment of $5.4 million attributable to the Missouri Borrowers, the borrowing base available under the Line of Credit was approximately $12.0 million and approximately $5.4 million was borrowed thereunder.

  Meditrust Transaction

     On December 30, 1999 the Company completed the acquisition of the 12 Tranche One Properties from Meditrust. The Tranche One Properties had a cost basis of approximately $52 million and were acquired for (i) approximately $44.3 million in cash (plus $2.2 million in closing costs) and (ii) approximately $7.8 million under the Meditrust Note, including transaction costs. The $46.5 million (including closing costs) was funded by (i) the Heller Loan ($32 million), (ii) the FRR Note ($7 million) and (iii) cash ($7.5 million) from the Company.

     The Meditrust Note has a maturity date of April 3, 2001. No interest will accrue on the Meditrust Note unless the note is not prepaid in full on or before October 31, 2000, at which time interest will accrue as follows: (i) 12% from November 1, 2000 through December 31, 2000 and (ii) 14% from January 1, 2001 through April 3, 2001. Payments under the Meditrust Note are discussed below.

     The Heller Loan has a maturity date of December 31, 2001. Interest on the Heller Loan accrues at a floating rate per annum equal to the Base Rate (as defined in the Heller Loan Agreement) plus 3.75%. Commencing on February 1, 2000, the Company will pay interest monthly in arrears. In addition, commencing on November 20, 2000, the Company will pay 100% of the Excess Cash Flow (as defined in the Heller Loan Agreement), which will be applied to the principal balance. Although the Heller Loan has a two-year term, the exit fee due upon payoff increases from 1% to 3% after September 30, 2000. The Company's obligations under the Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     The FRR Note has a maturity date of June 26, 2000. The FRR Note is a discount note with an issue price of $7,000,000, a maturity value of $7,424,580, and a yield of 12.6829% per annum. Except as otherwise provided in the FRR Note, no interest accrues on the outstanding balance of the note.

     It is the Company's intention to refinance the Heller Loan and the FRR Note (collectively, the "Tranche One Debt") by June 30, 2000. Based on the operational performance of the Tranche One Properties, management believes the Tranche One Debt can be refinanced for approximately $45 - $50 million, at a lower interest rate and over a longer amortization period. Proceeds from the refinancing will be used to repay the Tranche One Debt, with any remaining funds being used by the Company for the purposes discussed under the "Equity Transaction" section above.

     As part of the Meditrust transaction, the Company obtained an Option to purchase the real estate of an additional 12 Tranche Two Properties owned by Meditrust and managed by the Company. The Option may not be exercised with respect to any single Tranche Two Property, but rather only with respect to groups of three or more Tranche Two Properties. Therefore, the acquisition of the Tranche Two Properties may close in a series of transactions, with the final closing to occur no later than October 31, 2000. If, after exercising the Option, the Company fails to close, Meditrust may (i) accelerate the amount due under the Meditrust Note, (ii) receive reimbursement of all reasonable out-of-pocket expenses (including attorneys' fees and expenses) and (iii) terminate the Option Agreement.

     The Tranche Two Properties have a cost basis of approximately $66 million and an aggregate purchase price of approximately $46 million. Each time the Option is exercised for a Tranche Two Property, a preset prepayment is required under the Meditrust Note. If the Company exercises its Option and closes on all 12 of the Tranche Two Properties, the Meditrust Note will be fully repaid by the prepayments. The Company expects to exercise the Option on the Tranche Two Properties with financing to be provided from yet-to-be determined lenders, IPC or an affiliate, and Company funds.

     The Tranche Two Properties are generally newer assisted living facilities then the Tranche One Properties, which are essentially stabilized as of December 31, 1999. Two of the Tranche Two Properties have just opened in January 2000. Management expects the Tranche Two Properties to experience significant lease up and operational improvements over the next six to nine months. Management believes these operational improvements will allow for reasonable financing to be obtained for the Tranche Two Properties in the June to September 2000 timeframe.

  Missouri Sale

     In January 2000 the Company sold certain of its Missouri assets to Christian Health Care of Missouri Inc. and its affiliates for $6.7 million in cash, $2.5 million in notes, and $51 million in assumed lease obligations. The $6.7 million was used primarily to pay down debt and to pay closing and severance costs associated with the Missouri facilities. Management expects the cash received on the collection of receivables to offset the operating costs to wind down the business operations over the next several months. As the notes receivable are collected, the proceeds are expected to be used for general corporate purposes.

     To facilitate the understanding of the effect of the Missouri sale on the continuing operations of the Company, the following table summarizes the results of the Missouri operations over the past two quarters:

                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                             DECEMBER 31    SEPTEMBER 30
                                                                1999            1999
                                                             -----------    ------------
                                                                   (IN THOUSANDS)
Revenues:
  Patient services.........................................    $ 8,959        $ 8,806
  Resident services........................................        913            919
  Other revenues...........................................         21             18
                                                               -------        -------
Total revenues.............................................      9,893          9,743
                                                               -------        -------
Operating expenses:
  Facility operating expenses..............................      8,262          8,177
  Development, general and administrative expense..........        537            425
  Lease expense............................................      1,516          1,483
  Depreciation and amortization expense....................         70            102
                                                               -------        -------
Total operating expenses...................................     10,385         10,187
                                                               -------        -------
Loss from operations.......................................       (492)          (444)
                                                               =======        =======

  Operations

     The Company has opened 46 of its Outlook Pointe(R) signature series assisted living facilities as of December 31, 1999. Two facilities opened in January 2000, and the Company has adequate financing to complete construction on the remaining four facilities currently under construction, which are expected to open on various dates through April 2000. This will conclude the Company's initial round of development activity initiated 2 1/2 years ago.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black Box Structure".

     For development projects utilizing the Black Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. The Company has closed 51 development projects for which the Company holds the foregoing type of option. To date, the Company has exercised its option to purchase the Operator/Lessee's equity interests in 12 projects financed under the Black Box Structure for a total purchase price of approximately $5.4 million. In conjunction with the purchase transactions, the Company increased the lease base of 11 of the 12 facilities by $6.5 million. These 11 facilities were part of the property acquisition discussed under "Recent Developments" of this Current Report. The Company estimates it will require approximately $35 - $40 million to buy the equity of the 40 Outlook Pointe(R) facilities that remain under the Black Box Structure through fiscal 2002. The Company has obtained commitments from certain REITs that currently own developed properties under the Black Box Structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $20 million of the estimated

$35-$40 million capital requirement. The balance will be funded with the cash from the IPC transaction, with cash raised from other financing transactions discussed above, new financing transactions, possible asset divestitures and cash to be provided from operations. The Company exercised its option to purchase seven of its managed facilities this quarter and expects to exercise its option on an additional nine projects by the end of this fiscal year assuming a refinancing of the Tranche One Debt as discussed above. The capital required to exercise the option for these additional nine projects is expected to range from approximately $3.0-$3.5 million. The Company will be making option payments in future quarters to maintain its purchase options for certain Outlook Pointe(R) facilities.

     As previously discussed, the Company has incurred a cumulative charge of $6.2 million representing advances made for the operations of facilities financed under the Black Box Structure under existing Shortfall Funding Agreements. The Company estimates additional shortfall funding requirements of approximately $2.0 to $2.5 million to stabilize its existing portfolio of properties.

     The Company currently is using approximately $1 million each month to support corporate overhead and fund facility operating shortfalls. This amount is generally decreasing each month as facilities become more profitable as a result of increased census and cost reduction measures. The Company's other significant cash need is the $15-$20 million required to make option payments and buy back Black Box operations through fiscal 2002. Management estimates that the Company's current cash, the funds available under current credit arrangements, and the cash expected to be generated by the Tranche One Debt refinancing discussed above, will be adequate to meet the Company's cash requirements.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. Excluding the Missouri operations, lease obligations for the next 12 months are approximately $5,800,000. The lease documents contain financial covenants and other restrictions which: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, (iii) cross-default certain of the Company's obligations and (iv) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is in compliance with these lease covenants.

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

  Other

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

  Operating Activities

     Cash used by operations increased by $2,541,000 to $9,530,000 for the six months ended December 31, 1999 from cash used by operations of $6,989,000 for the six months ended December 31, 1998. The increase in cash used was due to increased operating losses, an increase in receivables, and partially offset by a decrease in development contracts in process.

  Investing and Financing Activities

     Cash used for investing activities increased by $57,031,000 to $59,876,000 for the six months ended December 31, 1999 from $2,845,000 for the six months ended December 31, 1998. Cash provided by financing activities increased by $65,804,000 to $66,078,000 for the six months ended December 31, 1999 from $274,000 for the six months ended December 31, 1998. Cash used for financing activities and provided by investing activities was the result of the property acquisitions, the equity transaction, and the seven Black Box acquisitions discussed above, and repayment on the Line of Credit.

YEAR 2000 READINESS DISCLOSURE

     In response to concerns that computer software and/or hardware that was designed to define the year with a two digit date field rather than a four digit field might fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company, the Company had previously formed a committee to research and assess the potential risk to the Company's internal operations systems and to test its hardware and software systems for compliance. The costs incurred by the Company relating to this project were immaterial. To date, no significant disruptions to the operations of the Company or computer hardware and software systems have been experienced.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk as of, or during the six months ended, December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Securities Sold; Purchaser; Consideration; Terms of Conversion

     During the fiscal quarter ended December 31, 1999, the Company issued to IPC an aggregate of 16,700,000 shares of Common Stock at a price of $1.25 per share, or a total of $20,875,000, pursuant to the Subscription Agreement between the Company and IPC. The shares were issued in two tranches:

     - On October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Preferred Stock at a price of $1.25 per share, or a total of $4,125,000. The powers, designations, preferences and rights of the Series C Preferred Stock are contained in the Certificate of Designations filed by the Company with the Delaware Secretary of State on October 8, 1999. In accordance with the Certificate of Designations, the Series C Preferred Stock automatically converted into Common Stock at the conversion rate of one share of Series C Preferred Stock for one share of Common Stock on December 21, 1999.

     - On December 21, 1999, the Company issued to IPC 13,400,000 shares of Common Stock at a price of $1.25 per share, or a total of $16,750,000.

     Descriptions of the transaction documents (i.e., the Subscription Agreement, the Certificate of Designations, the Voting Agreement and the Registration Rights Agreement) are contained in the following reports and statements filed by the Company with the SEC, which are incorporated herein by reference: (i) Current Report on Form 8-K dated October 8, 1999 and filed October 21, 1999; (ii) Definitive Proxy Statement dated November 15, 1999; and
(iii) Current Report on Form 8-K dated December 15, 1999 and filed January 14, 2000.

     The 16,700,000 shares of Common Stock issued by the Company to IPC were intended to be exempt from registration under the Securities Act in accordance with Section 4(2) of the Securities Act. IPC is entitled to certain demand and piggyback registrations rights with respect to the 16,700,000 shares of Common Stock pursuant to the Registration Rights Agreement between the Company and IPC.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.1  Amendment No. 3 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and Heller Healthcare Finance, Inc. formerly
          known as HCFP Funding, Inc. dated as of December 31, 1999
          (filed herewith)
    10.2  Senior Housing Rider among Heller Healthcare Finance, Inc.,
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. dated as of December 30,1999
          (filed herewith)
    10.3  Promissory Note A made by Balanced Care Realty at State
          College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of Heller Healthcare Financing,
          Inc. dated December 30, 1999(filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.4  Subordinated Promissory Note B by Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of Heller Healthcare Financing,
          Inc. dated December 30, 1999 (filed herewith)
    10.5  Hazardous Materials Indemnity among Heller Healthcare
          Finance, Inc., Balanced Care Corporation, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. dated as of December 30, 1999 (filed
          herewith)
    10.6  Guaranty by Balanced Care Corporation in favor of Heller
          Healthcare Finance, Inc. dated as of December 30, 1999(filed herewith)
    10.7  Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. dated as of December 30, 1999 (filed herewith)
    10.8  Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of Heller Healthcare
          Finance, Inc. (filed herewith)
    10.9  Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of Heller Healthcare Finance, Inc. dated as of
          December 30, 1999 (filed herewith)
    10.10 Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. (filed herewith)
    10.11 A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. dated as of December 30, 1999 (filed herewith)
    10.12 Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of Heller Healthcare Finance, Inc. dated as of December 30, 1999 (filed herewith)
    10.13 Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999, between the Company and IPC
          (incorporated by reference to Exhibit 4.1 to the Company's
          Current Report on Form 8-K dated October 8, 1999)
    10.14 Memorandum of Understanding by and among New Meditrust
          Company LLC, IPC Advisors S.a.r.l., Balanced Care
          Corporation, and Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Martinsburg,
          Inc., Balanced Care Realty at Maumelle, Inc., Balanced Care
          Realty at Mountain Home, Inc., Balanced Care Realty at
          Peckville, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. dated as of December 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
          Form 8-K dated December 15, 1999)
    10.15 Option Agreement by and among New Meditrust Company LLC, IPC
          Advisors S.a.r.l., and Balanced Care Corporation dated as of
          December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
          15, 1999)
    10.16 Promissory Note made by Balance Care Corporation and IPC
          Advisors S.a.r.l. in favor of New Meditrust Company LLC
          dated December 30, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Current Report on Form 8-K
          dated December 15, 1999)
    10.17 Loan Agreement by and among Heller Healthcare Finance, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care at
          Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Mountain
          Home, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
          and Balanced Care Realty at State College, Inc. dated as of
          December 30, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December
          15, 1999)
    10.18 Series One 1999 BCC Discount Note made by Balanced Care
          Corporation in favor of FRR Investments Limited dated
          December 29, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December
          15, 1999)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.19 Indemnification Defense, Hold Harmless and Reimbursement
          Agreement by and between Balanced Care Corporation and IPC
          Advisors S.a.r.l. dated as of December 29, 1999
          (incorporated by reference to Exhibit 10.6 to the Company's
          Current Report on Form 8-K dated December 15, 1999)
    10.20 Right of First Refusal Agreement by and among Meditrust
          Mortgage Investments, Inc., Meditrust Corporation, and IPC
          Advisors S.A.R.L. dated as December 30, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 15, 1999)
    10.21 Asset Purchase Agreement dated October 15, 1999 by and between Balanced Care Corporation and certain subsidiaries and Christian Health Care of Missouri, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
          Form 8-K dated January 12, 2000)
    10.22 First Amendment to Asset Purchase Agreement dated October
          21, 1999 by and between Balanced Care Corporation and
          certain subsidiaries and Christian Health Care of Missouri,
          Inc. (incorporated by reference to Exhibit 10.2 to the
          Company's Current Report on Form 8-K dated January 12, 2000)
    10.23 Second Amendment to Asset Purchase Agreement dated November
          30, 1999 by and between Balanced Care Corporation and
          certain subsidiaries and Christian Health Care of Missouri,
          Inc. (incorporated by reference to Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated January 12, 2000)
    10.24 Third Amendment to Asset Purchase Agreement dated December
          31, 1999 by and between Balanced Care Corporation and
          certain subsidiaries and Christian Health Care of Missouri,
          Inc. (incorporated by reference to Exhibit 10.4 to the
          Company's Current Report on Form 8-K dated January 12, 2000)
    10.25 Fourth Amendment to Asset Purchase Agreement dated January
          7, 2000 by and between Balanced Care Corporation and certain subsidiaries and Christian Health Care of Missouri, Inc.
          (incorporated by reference to Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated January 12, 2000)
    10.26 Promissory Note (First) dated January 12, 2000 made by
          Christian Health Care of Missouri, Inc., Christian Health
          Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
          Care of Republic, LLC and Cornerstone Health Care, Inc. in
          favor of Balanced Care Corporation (incorporated by
          reference to Exhibit 10.6 to the Company's Current Report on
          Form 8-K dated January 12, 2000)
    10.27 Promissory Note (Second) dated January 12, 2000 made by
          Christian Health Care of Missouri, Inc., Christian Health
          Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
          Care of Republic, LLC and Cornerstone Health Care, Inc. in
          favor of Balanced Care Corporation (incorporated by
          reference to Exhibit 10.7 to the Company's Current Report on
          Form 8-K dated January 12, 2000)
    10.28 Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Amendment of Lease Documents, Termination of
          Lease Documents, Consent to Assignment and Confirmation of
          Guaranties dated as of January 12, 2000 by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc. National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at Lebanon
          Park Manor, Inc., BCC at Nixa Park Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Mt. Vernon Park Care
          Center, Inc., BCC at Mt. Vernon Park Care Center West, Inc.,
          Hermitage Park Care Center, Inc., Balanced Care Corporation,
          Dixon Management, Inc., Meditrust Mortgage Investments,
          Inc., Christian Health Care of Missouri, Inc., Cornerstone
          Properties Investment II, LLC, Cornerstone Health Care,
          Inc., Christian Health Care Personnel Services, Inc.,
          Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.
          and Alington D. Kilgore (filed herewith)
    10.29 Guaranty (BCC) dated as of January 12, 2000 given by
          Balanced Care Corporation in favor of Meditrust Mortgage
          Investments, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated January
          12, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.30 Termination Agreement dated as of January 12, 2000 by and among Meditrust Mortgage Investments, Inc., New Meditrust
          Company LLC, Hawthorn Health Properties, Inc., National Care
          Centers of Hermitage, Inc., National Care Centers, Inc.,
          National Care Centers of Lebanon, Inc., Springfield
          Retirement Village, Inc., National Care Centers of Nixa,
          Inc., National Care Centers of Springfield, Inc., Mt. Vernon
          Park Care Center West, Inc., Balanced Care Corporation,
          Dixon Management, Inc. and Balanced Care at Stafford, Inc.
          (incorporated by reference to Exhibit 10.10 to the Company's
          Current Report on Form 8-K dated January 12, 2000)
    10.31 Cross Default Agreement dated as of January 12, 2000 by and among Balanced Care at Stafford, Inc., New Meditrust Company
          LLC, Meditrust Mortgage Investments, Inc. and Balanced Care
          Corporation (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated January 12,
          2000)
    10.32 Option Agreement by and among New Meditrust Company LLC, IPC
          Advisors S.a.r.l. and Balanced Care Corporation dated as of
          December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
          15, 1999)
    10.33 Letter Agreement dated February 9, 2000 by and among New
          Meditrust Company LLC, Balanced Care Corporation and IPC
          Advisors S.a.r.l. (filed herewith)

(B) Reports on Form 8-K

     1. Current Report on Form 8-K dated October 8, 1999 regarding the Subscription Agreement entered into between the Company and IPC Advisors S.a.r.l. for an equity investment of approximately $21 million.

     2. Current Report on Form 8-K dated December 15, 1999 regarding the acquisition of certain assets by the Company from New Meditrust Company LLC, the sale by the Company of its Missouri assets to certain affiliates of Christian Health Care of Missouri, Inc., and the closing on the $21 million equity investment with IPC Advisors S.a.r.l.

     3. Current Report on Form 8-K dated January 12, 2000 regarding the sale by the Company of its Missouri assets to certain affiliates of Christian Health Care of Missouri, Inc.. including a pro forma Consolidated Balance Sheet as of September 30, 1999 and pro forma Consolidated Statements of Operations for the year ended June 30, 1999 and the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BALANCED CARE CORPORATION

                                          By:      /s/ CLINT T. FEGAN
                                            ------------------------------------
                                            Clint T. Fegan
                                            Chief Financial Officer

Date: February 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1     Amendment No. 3 to Loan and Security Agreement among
         Balanced Care Corporation and certain of its wholly-owned
         subsidiaries and Heller Healthcare Finance, Inc. formerly
         known as HCFP Funding, Inc. dated as of December 31, 1999
         (filed herewith)
10.2     Senior Housing Rider among Heller Healthcare Finance, Inc.,
         Balanced Care Realty at State College, Inc., Balanced Care
         Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
         Inc., Balanced Care Realty at Reading, Inc., Balanced Care
         Realty at Berwick, Inc., Balanced Care Realty at Peckville,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at Mountain Home, Inc., and Balanced
         Care Realty at Mansfield, Inc. dated as of December 30,1999
         (filed herewith)
10.3     Promissory Note A made by Balanced Care Realty at State
         College, Inc., Balanced Care Realty at Altoona, Inc.,
         Balanced Care Realty at Lewistown, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Berwick,
         Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Scranton, Inc., Balanced Care Realty at
         Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
         Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
         at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. in favor of Heller Healthcare Financing,
         Inc. dated December 30, 1999(filed herewith)
10.4     Subordinated Promissory Note B by Balanced Care Realty at
         State College, Inc., Balanced Care Realty at Altoona, Inc.,
         Balanced Care Realty at Lewistown, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Berwick,
         Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Scranton, Inc., Balanced Care Realty at
         Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
         Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
         at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. in favor of Heller Healthcare Financing,
         Inc. dated December 30, 1999 (filed herewith)
10.5     Hazardous Materials Indemnity among Heller Healthcare
         Finance, Inc., Balanced Care Corporation, Balanced Care
         Realty at State College, Inc., Balanced Care Realty at
         Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Scranton, Inc., Balanced Care Realty
         at Martinsburg, Inc., Balanced Care Realty at Maumelle,
         Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
         Realty at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. dated as of December 30, 1999 (filed
         herewith)
10.6     Guaranty by Balanced Care Corporation in favor of Heller
         Healthcare Finance, Inc. dated as of December 30, 1999(filed herewith)
10.7     Form of Open-End Mortgage, Assignment of Rents, Leases and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. dated as of December 30, 1999 (filed herewith)
10.8     Schedule to Form of Open-End Mortgage, Assignment of Rents,
         Leases and Security Agreement in favor of Heller Healthcare
         Finance, Inc. (filed herewith)
10.9     Form of Mortgage, Assignment of Rents and Security Agreement
         in favor of Heller Healthcare Finance, Inc. dated as of
         December 30, 1999 (filed herewith)
10.10    Schedule to Form of Mortgage, Assignment of Rents and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. (filed herewith)
10.11    A Credit Line Deed of Trust, Assignment of Rents and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. dated as of December 30, 1999 (filed herewith)
10.12    Open-End Mortgage, Assignment of Rents and Security
         Agreement in favor of Heller Healthcare Finance, Inc. dated as of December 30, 1999 (filed herewith)
10.13    Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999, between the Company and IPC
         (incorporated by reference to Exhibit 4.1 to the Company's
         Current Report on Form 8-K dated October 8, 1999)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.14    Memorandum of Understanding by and among New Meditrust
         Company LLC, IPC Advisors S.a.r.l., Balanced Care
         Corporation, and Balanced Care Realty at Altoona, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Martinsburg,
         Inc., Balanced Care Realty at Maumelle, Inc., Balanced Care
         Realty at Mountain Home, Inc., Balanced Care Realty at
         Peckville, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Scranton, Inc., Balanced Care Realty
         at Sherwood, Inc., and Balanced Care Realty at State
         College, Inc. dated as of December 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
         Form 8-K dated December 15, 1999)
10.15    Option Agreement by and among New Meditrust Company LLC, IPC
         Advisors S.a.r.l., and Balanced Care Corporation dated as of
         December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
         15, 1999)
10.16    Promissory Note made by Balance Care Corporation and IPC
         Advisors S.a.r.l. in favor of New Meditrust Company LLC
         dated December 30, 1999 (incorporated by reference to
         Exhibit 10.3 to the Company's Current Report on Form 8-K
         dated December 15, 1999)
10.17    Loan Agreement by and among Heller Healthcare Finance, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care at
         Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Mountain
         Home, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
         and Balanced Care Realty at State College, Inc. dated as of
         December 30, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December
         15, 1999)
10.18    Series One 1999 BCC Discount Note made by Balanced Care
         Corporation in favor of FRR Investments Limited dated
         December 29, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December
         15, 1999)
10.19    Indemnification Defense, Hold Harmless and Reimbursement
         Agreement by and between Balanced Care Corporation and IPC
         Advisors S.a.r.l. dated as of December 29, 1999
         (incorporated by reference to Exhibit 10.6 to the Company's
         Current Report on Form 8-K dated December 15, 1999)
10.20    Right of First Refusal Agreement by and among Meditrust
         Mortgage Investments, Inc., Meditrust Corporation, and IPC
         Advisors S.A.R.L. dated as December 30, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 15, 1999)
10.21    Asset Purchase Agreement dated October 15, 1999 by and
         between Balanced Care Corporation and certain subsidiaries and Christian Health Care of Missouri, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
         Form 8-K dated January 12, 2000)
10.22    First Amendment to Asset Purchase Agreement dated October
         21, 1999 by and between Balanced Care Corporation and
         certain subsidiaries and Christian Health Care of Missouri,
         Inc. (incorporated by reference to Exhibit 10.2 to the
         Company's Current Report on Form 8-K dated January 12, 2000)
10.23    Second Amendment to Asset Purchase Agreement dated November
         30, 1999 by and between Balanced Care Corporation and
         certain subsidiaries and Christian Health Care of Missouri,
         Inc. (incorporated by reference to Exhibit 10.3 to the
         Company's Current Report on Form 8-K dated January 12, 2000)
10.24    Third Amendment to Asset Purchase Agreement dated December
         31, 1999 by and between Balanced Care Corporation and
         certain subsidiaries and Christian Health Care of Missouri,
         Inc. (incorporated by reference to Exhibit 10.4 to the
         Company's Current Report on Form 8-K dated January 12, 2000)
10.25    Fourth Amendment to Asset Purchase Agreement dated January
         7, 2000 by and between Balanced Care Corporation and certain subsidiaries and Christian Health Care of Missouri, Inc.
         (incorporated by reference to Exhibit 10.5 to the Company's
         Current Report on Form 8-K dated January 12, 2000)
10.26    Promissory Note (First) dated January 12, 2000 made by
         Christian Health Care of Missouri, Inc., Christian Health
         Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
         Care of Republic, LLC and Cornerstone Health Care, Inc. in
         favor of Balanced Care Corporation (incorporated by
         reference to Exhibit 10.6 to the Company's Current Report on
         Form 8-K dated January 12, 2000)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.27    Promissory Note (Second) dated January 12, 2000 made by
         Christian Health Care of Missouri, Inc., Christian Health
         Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
         Care of Republic, LLC and Cornerstone Health Care, Inc. in
         favor of Balanced Care Corporation (incorporated by
         reference to Exhibit 10.7 to the Company's Current Report on
         Form 8-K dated January 12, 2000)
10.28    Omnibus Assignment and Assumption Agreement, Amendment of
         Loan Documents, Amendment of Lease Documents, Termination of
         Lease Documents, Consent to Assignment and Confirmation of
         Guaranties dated as of January 12, 2000 by and among
         Hawthorn Health Properties, Inc., National Care Centers of
         Hermitage, Inc., National Care Centers, Inc., National Care
         Centers of Lebanon, Inc., Springfield Retirement Village,
         Inc., National Care Centers of Nixa, Inc. National Care
         Centers of Springfield, Inc., Mt. Vernon Park Care Center
         West, Inc., BCC at Lebanon Care Center, Inc., BCC at Lebanon
         Park Manor, Inc., BCC at Nixa Park Center, Inc., BCC at
         Springfield Care Center, Inc., BCC at Mt. Vernon Park Care
         Center, Inc., BCC at Mt. Vernon Park Care Center West, Inc.,
         Hermitage Park Care Center, Inc., Balanced Care Corporation,
         Dixon Management, Inc., Meditrust Mortgage Investments,
         Inc., Christian Health Care of Missouri, Inc., Cornerstone
         Properties Investment II, LLC, Cornerstone Health Care,
         Inc., Christian Health Care Personnel Services, Inc.,
         Christian Health Care, Inc., Christian Health Care of
         Hermitage, Inc., Christian Health Care of Lebanon North,
         Inc., Christian Health Care of Springfield West Park, Inc.,
         Christian Health Care of Springfield West, Inc., Christian
         Health Care of Lebanon South, Inc., Christian Health Care of
         Springfield East, Inc., Christian Health Care of Nixa, Inc.
         and Alington D. Kilgore (filed herewith)
10.29    Guaranty (BCC) dated as of January 12, 2000 given by
         Balanced Care Corporation in favor of Meditrust Mortgage
         Investments, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated January
         12, 2000)
10.30    Termination Agreement dated as of January 12, 2000 by and
         among Meditrust Mortgage Investments, Inc., New Meditrust
         Company LLC, Hawthorn Health Properties, Inc., National Care
         Centers of Hermitage, Inc., National Care Centers, Inc.,
         National Care Centers of Lebanon, Inc., Springfield
         Retirement Village, Inc., National Care Centers of Nixa,
         Inc., National Care Centers of Springfield, Inc., Mt. Vernon
         Park Care Center West, Inc., Balanced Care Corporation,
         Dixon Management, Inc. and Balanced Care at Stafford, Inc.
         (incorporated by reference to Exhibit 10.10 to the Company's
         Current Report on Form 8-K dated January 12, 2000)
10.31    Cross Default Agreement dated as of January 12, 2000 by and among Balanced Care at Stafford, Inc., New Meditrust Company
         LLC, Meditrust Mortgage Investments, Inc. and Balanced Care
         Corporation (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated January 12,
         2000)
10.32    Option Agreement by and among New Meditrust Company LLC, IPC
         Advisors S.a.r.l. and Balanced Care Corporation dated as of
         December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
         15, 1999)
10.33    Letter Agreement dated February 9, 2000 by and among New
         Meditrust Company LLC, Balanced Care Corporation and IPC
         Advisors S.a.r.l. (filed herewith)