Form 10-Q/A
period 1999-12-31
BALANCED CARE CORP
filed 2000-02-15
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-Q/A-1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(A) Exhibits


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.1  Amendment No. 3 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and Heller Healthcare Finance, Inc. formerly
          known as HCFP Funding, Inc. dated as of December 31, 1999
          (previously filed)
    10.2  Senior Housing Rider among Heller Healthcare Finance, Inc.,
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. dated as of December 30,1999
          (previously filed)
    10.3  Promissory Note A made by Balanced Care Realty at State
          College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of Heller Healthcare Financing,
          Inc. dated December 30, 1999(previously filed)
    10.4  Subordinated Promissory Note B by Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of Heller Healthcare Financing,
          Inc. dated December 30, 1999 (previously filed)
    10.5  Hazardous Materials Indemnity among Heller Healthcare
          Finance, Inc., Balanced Care Corporation, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. dated as of December 30, 1999 (previously
          filed)
    10.6  Guaranty by Balanced Care Corporation in favor of Heller
          Healthcare Finance, Inc. dated as of December 30,
          1999(previously filed)
    10.7  Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. dated as of December 30, 1999 (previously filed)
    10.8  Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of Heller Healthcare
          Finance, Inc. (previously filed)
    10.9  Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of Heller Healthcare Finance, Inc. dated as of
          December 30, 1999 (previously filed)
    10.10 Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. (previously filed)
    10.11 A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of Heller Healthcare Finance,
          Inc. dated as of December 30, 1999 (previously filed)
    10.12 Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of Heller Healthcare Finance, Inc. dated as of December 30, 1999 (previously filed)
    10.13 Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999, between the Company and IPC
          (incorporated by reference to Exhibit 4.1 to the Company's
          Current Report on Form 8-K dated October 8, 1999)

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
    10.27 Promissory Note (Second) dated January 12, 2000 made by
          Christian Health Care of Missouri, Inc., Christian Health
          Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
          Care of Republic, LLC and Cornerstone Health Care, Inc. in
          favor of Balanced Care Corporation (incorporated by
          reference to Exhibit 10.7 to the Company's Current Report on
          Form 8-K dated January 12, 2000)
    10.28 Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Amendment of Lease Documents, Termination of
          Lease Documents, Consent to Assignment and Confirmation of
          Guaranties dated as of January 12, 2000 by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc. National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at Lebanon
          Park Manor, Inc., BCC at Nixa Park Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Mt. Vernon Park Care
          Center, Inc., BCC at Mt. Vernon Park Care Center West, Inc.,
          Hermitage Park Care Center, Inc., Balanced Care Corporation,
          Dixon Management, Inc., Meditrust Mortgage Investments,
          Inc., Christian Health Care of Missouri, Inc., Cornerstone
          Properties Investment II, LLC, Cornerstone Health Care,
          Inc., Christian Health Care Personnel Services, Inc.,
          Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.
          and Alington D. Kilgore (incorporated by reference to
          Exhibit 10.8 to the Company's Current Report on Form 8-K
          dated January 12, 2000)
    10.29 Guaranty (BCC) dated as of January 12, 2000 given by
          Balanced Care Corporation in favor of Meditrust Mortgage
          Investments, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated January
          12, 2000)
    10.30 Termination Agreement dated as of January 12, 2000 by and among Meditrust Mortgage Investments, Inc., New Meditrust
          Company LLC, Hawthorn Health Properties, Inc., National Care
          Centers of Hermitage, Inc., National Care Centers, Inc.,
          National Care Centers of Lebanon, Inc., Springfield
          Retirement Village, Inc., National Care Centers of Nixa,
          Inc., National Care Centers of Springfield, Inc., Mt. Vernon
          Park Care Center West, Inc., Balanced Care Corporation,
          Dixon Management, Inc. and Balanced Care at Stafford, Inc.
          (incorporated by reference to Exhibit 10.10 to the Company's
          Current Report on Form 8-K dated January 12, 2000)
    10.31 Cross Default Agreement dated as of January 12, 2000 by and among Balanced Care at Stafford, Inc., New Meditrust Company
          LLC, Meditrust Mortgage Investments, Inc. and Balanced Care
          Corporation (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated January 12,
          2000)
    10.32 Option Agreement by and among New Meditrust Company LLC, IPC
          Advisors S.a.r.l. and Balanced Care Corporation dated as of
          December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
          15, 1999)
    10.33 Letter Agreement dated February 9, 2000 by and among New
          Meditrust Company LLC, Balanced Care Corporation and IPC
          Advisors S.a.r.l. (previously filed)
    27.1  Financial Data Schedule (filed herewith)


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


Date: February 15, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1     Amendment No. 3 to Loan and Security Agreement among
         Balanced Care Corporation and certain of its wholly-owned
         subsidiaries and Heller Healthcare Finance, Inc. formerly
         known as HCFP Funding, Inc. dated as of December 31, 1999
         (previously filed)
10.2     Senior Housing Rider among Heller Healthcare Finance, Inc.,
         Balanced Care Realty at State College, Inc., Balanced Care
         Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
         Inc., Balanced Care Realty at Reading, Inc., Balanced Care
         Realty at Berwick, Inc., Balanced Care Realty at Peckville,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at Mountain Home, Inc., and Balanced
         Care Realty at Mansfield, Inc. dated as of December 30,1999
         (previously filed)
10.3     Promissory Note A made by Balanced Care Realty at State
         College, Inc., Balanced Care Realty at Altoona, Inc.,
         Balanced Care Realty at Lewistown, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Berwick,
         Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Scranton, Inc., Balanced Care Realty at
         Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
         Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
         at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. in favor of Heller Healthcare Financing,
         Inc. dated December 30, 1999(previously filed)
10.4     Subordinated Promissory Note B by Balanced Care Realty at
         State College, Inc., Balanced Care Realty at Altoona, Inc.,
         Balanced Care Realty at Lewistown, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Berwick,
         Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Scranton, Inc., Balanced Care Realty at
         Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
         Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
         at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. in favor of Heller Healthcare Financing,
         Inc. dated December 30, 1999 (previously filed)
10.5     Hazardous Materials Indemnity among Heller Healthcare
         Finance, Inc., Balanced Care Corporation, Balanced Care
         Realty at State College, Inc., Balanced Care Realty at
         Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Scranton, Inc., Balanced Care Realty
         at Martinsburg, Inc., Balanced Care Realty at Maumelle,
         Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
         Realty at Mountain Home, Inc., and Balanced Care Realty at
         Mansfield, Inc. dated as of December 30, 1999 (previously
         filed)
10.6     Guaranty by Balanced Care Corporation in favor of Heller
         Healthcare Finance, Inc. dated as of December 30,
         1999(previously filed)
10.7     Form of Open-End Mortgage, Assignment of Rents, Leases and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. dated as of December 30, 1999 (previously filed)
10.8     Schedule to Form of Open-End Mortgage, Assignment of Rents,
         Leases and Security Agreement in favor of Heller Healthcare
         Finance, Inc. (previously filed)
10.9     Form of Mortgage, Assignment of Rents and Security Agreement
         in favor of Heller Healthcare Finance, Inc. dated as of
         December 30, 1999 (previously filed)
10.10    Schedule to Form of Mortgage, Assignment of Rents and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. (previously filed)
10.11    A Credit Line Deed of Trust, Assignment of Rents and
         Security Agreement in favor of Heller Healthcare Finance,
         Inc. dated as of December 30, 1999 (previously filed)
10.12    Open-End Mortgage, Assignment of Rents and Security
         Agreement in favor of Heller Healthcare Finance, Inc. dated as of December 30, 1999 (previously filed)
10.13    Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999, between the Company and IPC
         (incorporated by reference to Exhibit 4.1 to the Company's
         Current Report on Form 8-K dated October 8, 1999)

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
10.27    Promissory Note (Second) dated January 12, 2000 made by
         Christian Health Care of Missouri, Inc., Christian Health
         Care Terraces, Inc., Regional Care of Nevada, LLC, Regional
         Care of Republic, LLC and Cornerstone Health Care, Inc. in
         favor of Balanced Care Corporation (incorporated by
         reference to Exhibit 10.7 to the Company's Current Report on
         Form 8-K dated January 12, 2000)
10.28    Omnibus Assignment and Assumption Agreement, Amendment of
         Loan Documents, Amendment of Lease Documents, Termination of
         Lease Documents, Consent to Assignment and Confirmation of
         Guaranties dated as of January 12, 2000 by and among
         Hawthorn Health Properties, Inc., National Care Centers of
         Hermitage, Inc., National Care Centers, Inc., National Care
         Centers of Lebanon, Inc., Springfield Retirement Village,
         Inc., National Care Centers of Nixa, Inc. National Care
         Centers of Springfield, Inc., Mt. Vernon Park Care Center
         West, Inc., BCC at Lebanon Care Center, Inc., BCC at Lebanon
         Park Manor, Inc., BCC at Nixa Park Center, Inc., BCC at
         Springfield Care Center, Inc., BCC at Mt. Vernon Park Care
         Center, Inc., BCC at Mt. Vernon Park Care Center West, Inc.,
         Hermitage Park Care Center, Inc., Balanced Care Corporation,
         Dixon Management, Inc., Meditrust Mortgage Investments,
         Inc., Christian Health Care of Missouri, Inc., Cornerstone
         Properties Investment II, LLC, Cornerstone Health Care,
         Inc., Christian Health Care Personnel Services, Inc.,
         Christian Health Care, Inc., Christian Health Care of
         Hermitage, Inc., Christian Health Care of Lebanon North,
         Inc., Christian Health Care of Springfield West Park, Inc.,
         Christian Health Care of Springfield West, Inc., Christian
         Health Care of Lebanon South, Inc., Christian Health Care of
         Springfield East, Inc., Christian Health Care of Nixa, Inc.
         and Alington D. Kilgore (incorporated by reference to
         Exhibit 10.8 to the Company's Current Report on Form 8-K
         dated January 12, 2000)
10.29    Guaranty (BCC) dated as of January 12, 2000 given by
         Balanced Care Corporation in favor of Meditrust Mortgage
         Investments, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated January
         12, 2000)
10.30    Termination Agreement dated as of January 12, 2000 by and
         among Meditrust Mortgage Investments, Inc., New Meditrust
         Company LLC, Hawthorn Health Properties, Inc., National Care
         Centers of Hermitage, Inc., National Care Centers, Inc.,
         National Care Centers of Lebanon, Inc., Springfield
         Retirement Village, Inc., National Care Centers of Nixa,
         Inc., National Care Centers of Springfield, Inc., Mt. Vernon
         Park Care Center West, Inc., Balanced Care Corporation,
         Dixon Management, Inc. and Balanced Care at Stafford, Inc.
         (incorporated by reference to Exhibit 10.10 to the Company's
         Current Report on Form 8-K dated January 12, 2000)
10.31    Cross Default Agreement dated as of January 12, 2000 by and among Balanced Care at Stafford, Inc., New Meditrust Company
         LLC, Meditrust Mortgage Investments, Inc. and Balanced Care
         Corporation (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated January 12,
         2000)
10.32    Option Agreement by and among New Meditrust Company LLC, IPC
         Advisors S.a.r.l. and Balanced Care Corporation dated as of
         December 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
         15, 1999)
10.33    Letter Agreement dated February 9, 2000 by and among New
         Meditrust Company LLC, Balanced Care Corporation and IPC
         Advisors S.a.r.l. (previously filed)
27.1     Financial Data Schedule (filed herewith)