Form 10-Q
period 2000-03-31
BALANCED CARE CORP
filed 2000-05-15
CIK 1024096

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            Yes [X]          No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT MAY 11, 2000
                    -----                               ---------------------------
        Common Stock, $.001 par value                           34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of March 31, 2000 and June
     30, 1999...............................................    3
  Consolidated Statements of Operations for the three months
     ended March 31, 2000 and 1999..........................    4
  Consolidated Statements of Operations for the nine months
     ended March 31, 2000 and 1999..........................    5
  Consolidated Statement of Stockholders' Equity for the
     nine months ended March 31, 2000.......................    6
  Consolidated Statements of Cash Flows for the nine months
     ended March 31, 2000 and 1999..........................    7
  Notes to Consolidated Financial Statements................    8
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   13
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   26
                   PART II -- OTHER INFORMATION
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   27
  (A) Exhibits
  (B) Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           BALANCED CARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               MARCH 31      JUNE 30
                                                                 2000          1999
                                                              -----------    --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,565      $  8,160
  Receivables (net of allowance for doubtful receivables)...      9,134        11,912
  Development contracts in process..........................      1,118         2,559
  Prepaid expenses and other current assets.................      1,303           973
                                                               --------      --------
     Total current assets...................................     15,120        23,604
Restricted investments......................................      1,264         2,714
Property and equipment, net.................................     75,784        24,075
Goodwill, net...............................................     14,612        15,293
Purchase option deposits....................................      5,028         2,974
Other assets................................................      6,532         2,395
                                                               --------      --------
     Total assets...........................................   $118,340      $ 71,055
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  8,512      $    450
  Accounts payable..........................................      1,424        10,016
  Accrued payroll...........................................      2,183         1,339
  Accrued expenses..........................................      3,663         4,357
                                                               --------      --------
     Total current liabilities..............................     15,782        16,162
Long-term debt, net of current portion......................     52,577        11,773
Straight-line lease liability...............................      1,135         3,537
Deferred revenue and other liabilities......................      2,894         1,225
                                                               --------      --------
     Total liabilities......................................     72,388        32,697
                                                               --------      --------
Stockholders' equity:
Common stock, $.001 par value; authorized -- 50,000,000
  Shares; issued and outstanding -- 34,172,847 shares at
  March 31, 2000 and 16,722,847 shares at June 30, 1999.....         35            17
Additional paid-in capital..................................     83,333        63,814
Accumulated deficit.........................................    (37,416)      (25,473)
                                                               --------      --------
     Total stockholders' equity.............................     45,952        38,358
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $118,340      $ 71,055
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................    $ 8,491        $ 5,000
  Patient services..........................................      3,375         10,993
  Development fees..........................................         54            258
  Management fees...........................................         70            354
  Other revenues............................................         80            132
                                                                -------        -------
Total revenues..............................................     12,070         16,737
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      5,619          7,820
     Other operating expenses...............................      2,872          5,163
  Development, general and administrative expenses..........      2,298          3,143
  Provision for losses under shortfall funding agreements...        700          1,400
  Provision for losses under severance agreements...........         --            600
  Lease expense.............................................      1,599          2,581
  Depreciation and amortization.............................      1,255            570
                                                                -------        -------
Total operating expenses....................................     14,343         21,277
                                                                -------        -------
     Loss from operations...................................     (2,273)        (4,540)
Other income (expense):
  Interest and other income.................................        108            154
  Interest expense..........................................     (1,349)          (127)
  Loss on purchase options..................................       (291)            --
  Loss on sale of assets....................................         --           (102)
                                                                -------        -------
     Loss before income taxes...............................     (3,805)        (4,615)
Provision for income tax benefit............................         --         (1,846)
                                                                -------        -------
     Net loss...............................................    $(3,805)       $(2,769)
                                                                =======        =======
Basic loss per share........................................    $ (0.11)       $ (0.17)
                                                                =======        =======
Diluted loss per share......................................    $ (0.11)       $ (0.17)
                                                                =======        =======
Weighted average shares -- basic............................     34,173         16,722
                                                                =======        =======
Weighted average shares -- diluted..........................     34,173         16,722
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................   $ 22,418        $16,517
  Patient services..........................................     25,565         35,615
  Development fees..........................................        592          5,932
  Management fees...........................................        245            960
  Other revenues............................................        191            266
                                                               --------        -------
  Total revenues............................................     49,011         59,290
                                                               --------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................     23,153         24,457
     Other operating expenses...............................     13,888         16,696
  Development, general and administrative expenses..........      7,466         10,103
  Provision for losses on development activities............         --          2,400
  Provision for losses under shortfall funding agreements...      2,250          3,760
  Provision for losses under severance agreements...........         --            600
  Lease expense.............................................      8,501          7,377
  Depreciation and amortization.............................      2,769          1,613
                                                               --------        -------
Total operating expenses....................................     58,027         67,006
                                                               --------        -------
     Loss from operations...................................     (9,016)        (7,716)
Other income (expense):
  Interest and other income.................................        280            633
  Interest expense..........................................     (2,172)          (345)
  Loss on purchase options..................................       (291)            --
  Loss on sale of assets....................................         --           (302)
                                                               --------        -------
     Loss before income taxes and extraordinary item........    (11,199)        (7,730)
Provision for income taxes (benefit)........................          5         (1,738)
                                                               --------        -------
     Loss before extraordinary item.........................    (11,204)        (5,992)
Extraordinary loss on extinguishment of debt................       (739)            --
                                                               --------        -------
     Net loss...............................................   $(11,943)       $(5,992)
                                                               ========        =======
Basic loss per share:
  Loss before extraordinary item............................   $  (0.47)       $ (0.36)
                                                               ========        =======
  Net loss..................................................   $  (0.50)       $ (0.36)
                                                               ========        =======
Diluted loss per share:
  Loss before extraordinary item............................   $  (0.47)       $ (0.36)
                                                               ========        =======
  Net loss..................................................   $  (0.50)       $ (0.36)
                                                               ========        =======
Weighted average shares -- basic............................     23,984         16,709
                                                               ========        =======
Weighted average shares -- diluted..........................     23,984         16,709
                                                               ========        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                             COMMON STOCK
                                            ---------------    ADDITIONAL
                                            ISSUED     PAR      PAID-IN
                                            SHARES    VALUE     CAPITAL      DEFICIT      TOTAL
                                            ------    -----    ----------    --------    --------
Balance at June 30, 1999..................  16,723     $17      $63,814      $(25,473)   $ 38,358
Issuance of common stock, less costs of
  issuance................................  16,700     $17      $19,519            --    $ 19,536
Exercise of common stock purchase
  warrants................................     750       1           --            --           1
Net loss..................................      --      --           --       (11,943)    (11,943)
                                            ------     ---      -------      --------    --------
Balance at March 31, 2000.................  34,173     $35      $83,333      $(37,416)   $ 45,952
                                            ======     ===      =======      ========    ========

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
Net loss....................................................   $(11,943)       $(5,992)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization.............................      2,769          1,613
  Deferred income taxes.....................................         --         (1,833)
  Loss on sale of assets....................................         --            302
  Provision for losses on development activities............         --          2,400
  Provision for losses under shortfall funding agreement....      2,250          3,760
  Provision for losses under severance agreements...........         --            600
  Extraordinary loss on extinguishment of debt..............        739             --
  Changes in operating assets and liabilities, excluding
     effects of acquisitions:
     Decrease in receivables, net...........................        879          1,094
     Decrease (increase) in development contracts in
      process, net..........................................      1,441         (6,759)
     Increase in prepaid expenses and other current
      assets................................................       (473)          (406)
     Decrease (increase) in accounts payable, accrued
      payroll and accrued expenses..........................    (11,606)             8
                                                               --------        -------
       Net cash used for operating activities...............    (15,944)        (5,213)
                                                               --------        -------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................      6,675         11,630
  Purchases of property and equipment.......................    (56,561)        (3,154)
  Decrease (increase) in restricted investments.............      1,315            (72)
  Increase in purchase option deposits and other assets.....     (4,479)        (4,416)
  Business acquisitions.....................................     (2,457)        (4,355)
                                                               --------        -------
       Net cash used for investing activities...............    (55,507)          (367)
                                                               --------        -------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt..................     54,658          5,682
  Payments on long-term debt (including extinguishment costs
     of $707 in 2000).......................................     (6,499)          (206)
  Proceeds from issuance of common stock....................     19,537            136
  Increase in other liabilities.............................       (840)          (381)
                                                               --------        -------
       Net cash provided by financing activities............     66,856          5,231
  Decrease in cash and cash equivalents.....................     (4,595)          (349)
  Cash and cash equivalents at beginning of period..........      8,160         15,481
                                                               --------        -------
Cash and cash equivalents at end of period..................   $  3,565        $15,132
                                                               ========        =======
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  1,789        $   345
                                                               ========        =======
  Cash paid for income taxes................................   $      5        $    86
                                                               ========        =======
  Acquisitions:
     Fair value of assets acquired..........................     (3,482)        (4,377)
     Liabilities assumed....................................      1,025             22
                                                               --------        -------
     Consideration paid for acquisitions....................   $ (2,457)       $(4,355)
                                                               ========        =======

          See accompanying notes to consolidated financial statements.

                           BALANCED CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Background

     Balanced Care Corporation (the "Company") was incorporated in April 1995 and is engaged primarily in the operation, development and selective acquisition of assisted living facilities. At March 31, 2000, the Company owned, leased or managed 61 assisted living communities and 3 skilled nursing facilities. Also at March 31, 2000, the Company had 4 assisted living communities under construction. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana.

(b) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three and nine-month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 1999 as contained in the Company's Annual Report on Form 10-K (as amended).

2. ACQUISITIONS

     Acquisitions and the manner of payment are summarized as follows:

                                                         LEASED                          CASH PAID/
    MONTH              TRANSACTION DESCRIPTION          OR OWNED  BUSINESS  LOCATION     TOTAL COST
    -----              -----------------------          --------  --------  --------  ----------------
                                                                                      ($ IN THOUSANDS)
December 1999  Stock of Black Box of Martinsburg, Inc.   Owned      ALF        WV          $  141
December 1999  Stock of Black Box of Peckville, Inc.     Owned      ALF        PA             322
December 1999  Stock of TC Realty of Maumelle, Inc.      Owned      ALF        AR             499
December 1999  Stock of TC Realty of Scranton, Inc.      Owned      ALF        PA             524
December 1999  Stock of TC Realty of Berwick, Inc.       Owned      ALF        PA             140
December 1999  Stock of TC Realty of Lewistown, Inc.     Owned      ALF        PA             400
December 1999  Stock of TC Realty of Mansfield, Inc.     Owned      ALF        OH             431
                                                                                           ------
                                                                                           $2,457
                                                                                           ======

     Before acquiring the operations of these special purpose entities ("SPEs") in the transactions detailed above, the Company managed the operations for the prior Operator/Lessee. Subsequent to these transactions, the Company then acquired the real estate assets from the REIT owner in a separate transaction. Refer to the descriptions of these transactions in the "Recent Developments" section ("Property Acquisition") and the "Liquidity" section ("Operation") of
Item 2 of this Quarterly Report.

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired operations with those of the Company as if the acquisitions and leases had been consummated as of the beginning of the period. The acquired businesses and their respective acquisition dates were Extended Care Operators of Harrisburg, LLC d/b/a/ Harrisburg Outlook Pointe in March 1999, TC Realty of

                           BALANCED CARE CORPORATION

Sherwood, Inc. d/b/a Sherwood Outlook Pointe in April 1999, TC Realty of Mountain Home, Inc. d/b/a/ Mountain Home Outlook Pointe in April 1999, TC Realty of Altoona, Inc. d/b/a/ Altoona Outlook Pointe in May 1999 and TC Realty of Reading, Inc. d/b/a/ Reading Outlook Pointe in May 1999. Also, Black Box of Peckville d/b/a Outlook Pointe Keepsakes at Mid Valley, Black Box of Martinsburg, Inc. d/b/a Outlook Pointe at Martinsburg, Inc., TC Realty at Mansfield, Inc. d/b/a Outlook Pointe at Ontario, TC Realty at Maumelle, Inc. d/b/a Outlook Pointe at Maumelle, TC Realty at Berwick, Inc. d/b/a Outlook Pointe Commons at Berwick, TC Realty at Scranton, Inc. d/b/a Outlook Pointe Commons at Scranton, and TC Realty at Lewistown, Inc. d/b/a Outlook Pointe at Lewistown, Inc., were acquired in December 1999. The pro forma results include the impact of certain adjustments such as: amortization of goodwill, depreciation of assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands, except for per share amounts):

                                                               NINE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Revenue.....................................................  $ 52,615    $64,524
                                                              ========    =======
Loss before extraordinary items.............................  $(10,929)   $(9,591)
                                                              ========    =======
Loss before extraordinary items per common
  share -- diluted..........................................  $  (0.46)   $ (0.57)
                                                              ========    =======

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of July 1, 1999 and 1998. In addition, they are not intended to be a projection of future results of operations.

3. LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). For the three and nine-month periods ended March 31, 2000 and 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

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

     On January 12, 2000, the Company completed the sale of its Missouri assets (see "Divestiture of Missouri Operations" discussed below), which included the real estate, leasehold interests and operations of the Skilled Nursing Facility Borrowers and the Accounts Receivable Borrowers (the "Missouri Borrowers"). In order for HCFP to release the Missouri Borrowers and their respective liens and security interests under the Line of Credit, the Company agreed to (i) repay $5.4 million on the Line of Credit attributable to the

                           BALANCED CARE CORPORATION

Missouri Borrowers, (ii) pay a prepayment fee of approximately $75,000, (iii) reset the availability under the Line of Credit to $12.0 million as of December 31, 1999 and (iv) provide a cross-default on its obligations under the Line of Credit with any future obligations with HCFP.

     The primary component of the borrowing base for the Line of Credit consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers (as defined in the Line of Credit Agreement). At March 31, 2000, the borrowing base available under the Line of Credit was approximately $10.4 million and $10.4 million was borrowed thereunder.

5. EQUITY TRANSACTION

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company (the "Transaction"). Under the first tranche of the Transaction, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25, for an aggregate purchase price of $4,125,000. Under the second tranche of the Transaction, which was approved by the stockholders on December 15, 1999 and closed on December 21, 1999, the Company issued to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25, for an aggregate purchase price of $16,750,000, and the outstanding shares of Series C Preferred Stock automatically converted into 3,300,000 shares of Common Stock. At March 31, 2000, IPC owned approximately 49.9% of the outstanding shares of Common Stock of the Company.

6. PROPERTY ACQUISITION

     In December 1999, the Company acquired the real property, improvements, furniture, fixtures and equipment of 12 assisted living facilities. The aggregate purchase price was $52,073,054. The purchase price was paid from the following sources: a $7,811,054 promissory note due to the seller, New Meditrust Company LLC ("Meditrust"), a $32,000,000 loan from Heller Healthcare Finance, Inc ("Heller"), a $7,000,000 discount note due to FRR Investments Limited ("FRR"), and $5,262,000 in cash from the Company. The Company has an option to purchase 12 additional assisted living facilities from Meditrust by October 31, 2000. On April 27, 2000, the Company increased its existing $32 million loan from Heller by $5 million to $37 million, on the same terms and conditions, and using the same collateral, as the existing loan.

7. DIVESTITURE OF MISSOURI OPERATIONS

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

8. SUBSEQUENT EVENT

     The Company has exercised its options to purchase 10 SPEs currently managed by the Company in the fourth quarter and expects to close on the transactions by May 31, 2000. The capital required to exercise the

                           BALANCED CARE CORPORATION
options is approximately $10 million and will be funded by the property owners, Nationwide Health Properties, Inc. and its affiliates ("NHP"), through an increase in the lease base for each of the 10 properties.

9. SEGMENT REPORTING

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

                                                          THREE MONTHS ENDED MARCH 31, 2000
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................   $8,631     $ 3,385        $    54          $12,070
Operating expenses............................    5,625       2,866             --            8,491
Development, general and administrative
  expenses....................................       --          --          2,298            2,298
Provision for losses under shortfall funding
  agreements..................................      700          --             --              700
                                                 ------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................   $2,306     $   519        $(2,244)         $   581
                                                 ======     =======        =======          =======

                                                          THREE MONTHS ENDED MARCH 31, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................   $5,392     $11,087        $   258          $16,737
Operating expenses............................    3,228       9,755             --           12,983
Development, general and administrative
  expenses....................................       --          --          3,143            3,143
Provision for losses under shortfall funding
  agreements..................................    1,400          --             --            1,400
                                                 ------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................   $  764     $ 1,332        $(2,885)         $  (789)
                                                 ======     =======        =======          =======

                           BALANCED CARE CORPORATION

                                                           NINE MONTHS ENDED MARCH 31, 2000
                                                  ---------------------------------------------------
                                                                         DEVELOPMENT
                                                  RESIDENT   PATIENT     GENERAL AND
                                                  SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                  --------   --------   --------------   ------------
Revenues........................................  $ 22,833   $25,586       $   592         $ 49,011
Operating expenses..............................    14,584    22,457            --           37,041
Development, general and administrative
  expenses......................................        --        --         7,466            7,466
Provision for losses under shortfall funding
  agreements....................................     2,250        --            --            2,250
                                                  --------   -------       -------         --------
Income (loss) from continuing operations before
  non-recurring items, lease expense, interest
  (net), taxes, depreciation and amortization...  $  5,999   $ 3,129       $(6,874)        $  2,254
                                                  ========   =======       =======         ========
Total Assets....................................  $102,295   $ 2,996       $13,049         $118,340
                                                  ========   =======       =======         ========

                                                           NINE MONTHS ENDED MARCH 31, 1999
                                                  ---------------------------------------------------
                                                                         DEVELOPMENT
                                                  RESIDENT   PATIENT     GENERAL AND
                                                  SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                  --------   --------   --------------   ------------
Revenues........................................  $ 17,587   $35,771       $ 5,932         $ 59,290
Operating expenses..............................    10,432    30,721            --           41,153
Development, general and administrative
  expenses......................................        --        --        10,103           10,103
Provision for losses under shortfall funding
  agreements....................................     3,760        --            --            3,760
                                                  --------   -------       -------         --------
Income (loss) from continuing operations before
  non-recurring items, lease expense, interest
  (net), taxes, depreciation and amortization...  $  3,395   $ 5,050       $(4,171)        $  4,274
                                                  ========   =======       =======         ========
Total Assets....................................  $ 36,135   $12,985       $34,465         $ 83,585
                                                  ========   =======       =======         ========

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the three and nine-month periods ended March 31, 2000 and 1999, and the Company's liquidity and capital resources. This information should be read in conjunction with the Company's consolidated condensed financial statements contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as amended.

OVERVIEW

     The Company is engaged primarily in the operation, development and selective acquisition of assisted living facilities. The Company has grown primarily through acquisitions and by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities. The following table summarizes the Company's operating facilities at March 31, 2000 and 1999 (excluding the former Missouri facilities):

                                                                       MARCH 31
                                          -------------------------------------------------------------------
                                                        2000                               1999
                                          --------------------------------   --------------------------------
                                          OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                          -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living Facilities....   12        1       35       48      --        2       29       31
Acquired Assisted Living Facilities.....    5        8       --       13       5        8       --       13
Skilled Nursing Facilities..............   --        3       --        3      --        3       --        3
                                           --       --       --       --      --       --       --       --
                                           17       12       35       64       5       13       29       47
                                           ==       ==       ==       ==      ==       ==       ==       ==

     As of March 31, 2000, the Company had operations in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. In January 2000, the Company divested its Missouri assets, consisting of ten skilled nursing facilities with 1,135 beds and nine assisted and independent living facilities with 245 beds. As of March 31, 2000, the Company's operating facilities have a capacity for 4,075 assisted living residents and 169 skilled nursing patients. The Company has discontinued its own rehabilitation agencies and now exclusively utilizes independent agencies to provide therapy services.

     In addition to the 48 Outlook Pointe(R) signature series assisted living facilities opened as of March 31, 2000, the Company has signed agreements to develop and manage an additional four assisted living facilities, which were under construction at March 31, 2000. Three of the remaining four facilities are scheduled to open in May. The fourth facility is scheduled to open in September 2000. This will conclude the Company's initial round of development activity initiated nearly three years ago. Future development will be conducted on a project-by-project basis.

     The Company generates revenue from four primary sources: resident services, patient services, development fees and management fees. Resident services include all revenue earned from services provided in the Company's assisted living facilities except for medical rehabilitation services provided by the Company's licensed agencies which are included in patient services revenues. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub-acute care, home healthcare, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents. Development fees and management fees are earned for developing and managing assisted living facilities for REITs and other owners or lessees. As a result of the divestiture of the Missouri operations and the acquisition of the operations of developed facilities (both discussed under "Recent Developments" below), the mix of the Company's revenues is expected to change, with revenues from assisted living resident services increasing as a percentage of total revenues.

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

RECENT DEVELOPMENTS

  Equity Transaction

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC Advisors S.A.R.L., a Luxembourg company ("IPC"), under which IPC agreed to make an equity investment of approximately $21.0 million in the Company (the "Transaction"). Under the first tranche of the Transaction, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25, for an aggregate purchase price of $4,125,000. Under the second tranche of the Transaction, which was approved by the stockholders on December 15, 1999 and closed on December 21, 1999, the Company issued to IPC 13,400,000 shares of common stock, par value $.001 (the "Common Stock"), at a price per share of $1.25, for an aggregate purchase price of $16,750,000, and the outstanding shares of Series C Preferred Stock automatically converted into 3,300,000 shares of Common Stock. At March 31, 2000, IPC owned approximately 49.9% of the outstanding shares of Common Stock of the Company.

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

     On April 27, 2000, the Company requested and Heller agreed to increase the $32 million Heller Loan by $5 million to $37 million (the "Heller Loan Increase"). The Heller Loan Increase was made to the Company by Heller on the same terms and conditions, and using the same collateral, as the original Heller Loan. The proceeds from the Heller Loan Increase will provide the working capital required for operations until the Company raises the additional capital discussed in this section under the heading entitled "Liquidity and Capital Resources."

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

     As an inducement for FRR to accept the FRR Note and as additional security for the Company's obligations under the Indemnification Agreement, the Company and the Subsidiaries have entered into a Stock Pledge Agreement dated as of April 18, 2000, (the "Stock Pledge Agreement") with IPC and FRR, under which the Company pledged the stock of each of the Subsidiaries to IPC and FRR.

     Notwithstanding the foregoing, the Company, the Subsidiaries, IPC, FRR and Heller have entered into a Subordination Agreement in favor of Heller. Under the Subordination Agreement, IPC and FRR agreed to subordinate their respective rights under the Stock Pledge Agreement, the FRR Note and the Indemnification Agreement in favor of Heller and agreed to refrain from taking any action against the collateral pledged under the Stock Pledge Agreement until the obligations under the Heller Loan Agreement, as amended, are paid in full; provided, however, the Subordination Agreement permits IPC, FRR and the Company, so long as no event of default exists under the Heller Loan Agreement, as amended, to pay and to collect such sums that are owed under the FRR Note and the Indemnification Agreement in accordance with the respective terms thereof.

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

     The aggregate purchase price for the Tranche Two Properties is $45,530,946 (the "Tranche Two Purchase Price"), which was determined based on arms' length negotiations. The Tranche Two Purchase Price is allocated among the Tranche Two Properties as more specifically set forth in the Option Agreement (each, a "Facility Purchase Price"). The Facility Purchase Price for each Tranche Two Property for which an Option Notice has been given shall be paid to Meditrust at closing. The Company expects to exercise the Option on the Tranche Two Properties with financing to be provided from one or a combination of several sources, including several third party lenders with whom the Company is currently negotiating financing, IPC or an affiliate, and Company funds.

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

     Due to the Company's existing commitments and guarantees as further described below, the Company has recorded a net deferred gain on the Missouri Divestiture in the amount of $2.4 million. The net deferred gain will be amortized into revenue as the Company's continuing commitments in the transaction, in the form of notes receivable and guaranties discussed below, expire.

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

     - The Company and Dixon Management, Inc., a wholly owned subsidiary of the Company ("DM"), remain as guarantors of CHM's lease obligations pursuant to the Guaranties previously given by the Company and DM in August 1996 (the "Existing Guaranties") with respect to the Facility Lease Agreements.

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

     - The Existing Guaranties, the BCC Guaranty and the Cross-Default Agreement will terminate in accordance with the Termination Agreement dated as of January 12, 2000 (the "Termination Agreement") entered into by and among the Company, HHP, MT and the other parties referred to therein. Subject to the provisions of the Termination Agreement:

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

     As used herein, "Termination Date" means the later to occur of (a) December 31, 2000 or (b) the date upon which the HHP facilities have achieved a combined Debt Coverage Ratio (as defined in the Termination Agreement) for the prior fiscal quarter equal to or greater than 1.1 to 1. The Termination Date has not yet occurred.

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

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated (excluding the Missouri facilities):

                                            MARCH 31, 2000                    MARCH 31, 1999
                                    -------------------------------   -------------------------------
                                       STABLE       STABLE               STABLE       STABLE
                                    FACILITIES(1)   BEDS(1)   TOTAL   FACILITIES(1)   BEDS(1)   TOTAL
                                    -------------   -------   -----   -------------   -------   -----
End of Period Capacity Owned......       17          1,052    1,052         5            332      332
Leased............................       12            782      782        13            840      840
Managed...........................       10            607    2,496         7            395    1,891
                                         --          -----    -----        --          -----    -----
Total.............................       39          2,441    4,330        25          1,567    3,063
                                         ==          =====    =====        ==          =====    =====
End of Period Occupancy Owned.....                      92%      92%                      83%      83%
Leased............................                      93%      93%                      88%      88%
Managed...........................                      75%      51%                      73%      38%
                                                     -----    -----                    -----    -----
Total.............................                      88%      69%                      84%      57%
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

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding recently divested Missouri operations:

                                                JUNE 30    SEPTEMBER 30    DECEMBER 31    MARCH 31
                                                 1999          1999           1999          2000
                                                -------    ------------    -----------    --------
                                                              (DOLLARS IN THOUSANDS)
AT QUARTER END:
Facilities in Operation.......................       50           55              62           64
Resident Capacity.............................    3,297        3,609           4,118        4,330
Census........................................    1,946        2,278           2,655        2,972
FOR THE THREE MONTH PERIOD ENDED:
Revenue.......................................  $11,432      $13,209         $15,587      $17,321
EBITDAR.......................................  $   206      $ 1,624         $ 2,335      $ 2,888

     Operating highlights of the quarter ended March 31, 2000 include: (i) a net quarterly census increase of 317, a 12% improvement; (ii) revenue increase of 11% in owned, leased, and managed facilities; and (iii) an EBITDAR increase of 24% in owned, leased, and managed facilities.

     The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the managed facilities are not included in the Company's consolidated financial statements presented in this Quarterly Report in accordance with the guidance under GAAP.

     Although continued overall improvement in operating performance for the Company's existing portfolio of owned, leased and managed facilities as of March 31, 2000 is anticipated for the fourth quarter ending June 30, 2000, there could be a decline in the consolidated GAAP results for the fourth quarter. The decline is expected as a result of the consolidation of the operating results for the 10 special purpose entities ("SPEs") for which the Company has exercised its option to purchase, with an expected closing date of May 31, 2000, as further discussed in this section under the heading entitled "Liquidity and Capital Resources." Seven of these 10 SPE operations are in various stages of the lease-up phase and are currently incurring losses. The Company also could incur additional GAAP losses due to increased shortfall losses in the fourth quarter. This is the result of the timing of depletion of SPE working capital. While the Company could incur increased shortfall losses in the fourth quarter, management expects the amount of shortfalls to decrease significantly by the December 31, 2000 fiscal quarter.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                         MARCH 31          MARCH 31
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
Statement of Operations Data:
Resident services...................................   70.3%    29.9%    45.7%    27.9%
Patient services....................................   28.0     65.7     52.2     60.1
Development fees....................................    0.4      1.5      1.2     10.0
Management fees.....................................    0.6      2.1      0.5      1.6
Other...............................................    0.7      0.8      0.4      0.4
                                                      -----    -----    -----    -----
Total revenue.......................................  100.0    100.0    100.0    100.0
Operating expenses:
  Facility operating expenses.......................   70.3     77.6     75.7     69.4
  Development, general and administrative
     expenses.......................................   19.0     18.8     15.2     17.1

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                         MARCH 31          MARCH 31
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
  Provision for losses on development activities....     --       --       --      4.1
  Provision for losses on shortfall funding
     agreements.....................................    5.8      8.4      4.6      6.3
  Provision for losses under severance agreements...     --      3.6       --      1.0
  Lease expense.....................................   13.2     15.4     17.3     12.4
  Depreciation and amortization.....................   10.4      3.4      5.6      2.7
                                                      -----    -----    -----    -----
Loss from operations................................  (18.8)   (27.1)   (18.4)   (13.0)
Other income (expense)..............................  (12.7)    (0.4)    (4.5)      --
                                                      -----    -----    -----    -----
Loss before income taxes and extraordinary item.....  (31.5)   (27.5)   (22.9)   (13.0)
Provision for income taxes..........................     --    (11.0)      --     (2.9)
                                                      -----    -----    -----    -----
Loss before extraordinary item......................  (31.5)   (16.5)   (22.9)   (10.1)
Extraordinary loss on extinguishment of debt........     --       --     (1.5)      --
                                                      -----    -----    -----    -----
Net loss............................................  (31.5)   (16.5)   (24.4)   (10.1)
                                                      =====    =====    =====    =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Total Revenue. Total revenue for the three months ended March 31, 2000 decreased by $4,667,000 to $12,070,000 compared to $16,737,000 for the three months ended March 31, 1999. This decrease is primarily attributable to decreased patient service revenues of $7,618,000 resulting primarily from the sale of the Company's Missouri operations. The decrease in revenue was partially offset by an increase of resident services revenue of $3,491,000 primarily due to the acquisition of special purpose entities.

     Facility Operating Expenses. Facility operating expenses decreased by $4,492,000 to $8,491,000 for the three months ended March 31, 2000 from $12,983,000 for the three months ended March 31, 1999. This decrease is primarily attributable to decreased facility-operating expenses of $6,905,000 relating to the divested Missouri operations. The decrease in facility operating expense was partially offset by the increased facility operating expense of $2,425,000 related to the acquisition of special purchase entities. As a percentage of total revenue, facility-operating expenses were 70% for the three months ended March 31, 2000 and 78% for the three months ended March 31, 1999.

     Development, general and administrative expenses decreased by $845,000 to $2,298,000 for the three months ended March 31, 2000 from $3,143,000 for the three months ended March 31, 1999. As a percentage of total revenue, these expenses were 19% for the three months ended March 31, 2000 and 19% for the three months ended March 31, 1999. The decrease in expenses is primarily a result of divesting the Missouri operations and implementation of the Company's restructuring plan.

     Provision for losses under shortfall funding agreements decreased by $700,000 to $700,000 for the three months ended March 31, 2000 from $1,400,000 for the three months ended March 31, 1999. This decrease was primarily related to improved financial results of managed communities with a shortfall funding commitment by the Company.

     Provision for losses under severance agreements for the three months ended March 31, 1999 were $600,000.

     Lease expense decreased to $1,599,000 for the three months ended March 31, 2000 from $2,581,000 for the three months ended March 31, 1999, a decrease of $982,000. This decrease was primarily the result of the sale of Missouri operations of $1,276,000 and was partially offset by the rent attributed to an acquired special purpose entity, additional contingent rents for assisted living facilities and skilled nursing facilities and the rents attributed to the sale/leaseback of two facilities. As a percentage of total revenue, these expenses totaled 13% for the three months ended March 31, 2000 and 15% for the three months ended March 31, 1999.

     Depreciation and amortization increased by $685,000 to $1,255,000 for the three months ended March 31, 2000 from $570,000 for the three months ended March 31, 1999. This increase primarily resulted from depreciation and amortization of $521,000 related to twelve purchased assisted living facilities and additional depreciation and amortization related to leased or managed facilities.

     Other Income (Expense). Interest and other income decreased by $46,000 to 108,000 for the three months ended March 31, 2000 from $154,000 for three months ended March 31, 1999. Interest expense for the three months ended March 31, 2000 increased by $1,222,000 to $1,349,000 from $127,000 for the three months ended March 31, 1999. The increase of $1,022,000 primarily resulted from interest expense related to the twelve purchased assisted living facilities and interest related to the Line of Credit. The Company incurred $291,0000 on the loss of purchase options for the three months ended March 31, 2000.

     In March 1999, the Company sold and subsequently leased all the fixed assets including land and buildings of two of its acquired facilities, a skilled nursing facility located in Bloomsburg, Pennsylvania and an assisted living facility located in Saxonburg, Pennsylvania, for net proceeds of approximately $8,901,000. The sale-leaseback resulted in a loss of $102,000 in the three months ended March 1999.

     Provision for Income Taxes (Benefit). Income tax benefit of $1,846,000 for the three months ended March 31, 1999 is the result of the Company's estimated fiscal 1999 tax position.

     Net Loss. The Company's net loss increased by $1,036,000 to $3,805,000 for the three months ended March 31, 2000 from a net loss of $2,769,000 for the three months ended March 31, 1999. The increase was primarily due to increased interest expense of $1,222,000 and a decrease in the tax benefit of $1,846,000. The increase was partially offset by: (i) a decrease in the provision for losses for shortfall funding arrangements of $700,000; (ii) a decrease in the provision for losses from severance agreements of $600,000; (iii) increased profitability of acquired, leased, and owned assisted living facilities of $397,000; and (iv) a $260,000 decrease in losses for the divested Missouri operations.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

     Total Revenue. Total revenue for the nine months ended March 31, 2000 decreased by $10,279,000 to $49,011,000 compared to $59,290,000 for the nine months ended March 31, 1999. This decrease was the result of: (i) a $5,340,000 decrease in development fees due to a reduction in development activities; (ii) a $10,050,000 decrease in patient service revenues, due to the change in the billing rates for Medicare Part B charges adopted by the Balance Budget Act, lower census and decreased outpatient therapy revenues and the sale of the Missouri operations. This decrease was partially offset by additional resident service revenues of $5,901,000, primarily from special purpose entities acquired subsequent to the nine months ended March 31, 1999. Patient services comprised 52% and 60% of total revenues for the nine months ended March 31, 2000 and 1999 respectively.

     Facility Operating Expenses. Facility operating expenses for the nine months ended March 31, 2000 decreased by $4,112,000 to $37,041,000 from $41,153,000 for the nine months ended March 31, 1999. As a percentage of total revenue, facility operating expenses were 76% for the nine months ended March 31, 2000 and 69% for the nine months ended March 31, 1999. The decrease resulted from: (i) expenses of $6,905,000 related to the divested Missouri operations;
(ii) decreased costs for skilled nursing facilities of $1,312,000 due primarily to cost reductions in the area of therapy delivery; and (iii) a reduced facility expense of $507,000 from discontinuing the therapy rehab agencies. The decrease was partially offset from increased operating expenses at assisted living facilities of $5,291,000 primarily related to the acquired special purpose entities.

     Development, general and administrative expenses decreased by $2,637,000 to $7,466,000 for the nine months ended March 31, 2000 from $10,103,000 for the nine months ended March 31, 1999. The decrease is primarily due to the implementation of the Company's corporate restructuring plan and the sale of the Company's Missouri operations. As a percentage of total revenue, these expenses decreased to 15% for the nine months ended March 31, 2000 from 17% for the nine months ended March 31, 1999.

     Provision for losses under shortfall funding agreements decreased by $1,510,000 to $2,250,000 for the nine months ended March 31, 2000 from $3,760,000 for the nine months ended March 31, 1999. This decrease was primarily related to improved financial results of managed communities with a shortfall funding commitment by the Company.

     Provision for losses on development activities and provision for losses under severance agreements for the nine months ended March 31, 1999 were $2,400,000 and $600,000, respectively.

     Lease expense increased to $8,501,000 for the nine months ended March 31, 2000 from $7,377,000 for the nine months ended March 31, 1999, an increase of $1,124,000. This increase is attributed to the acquired special purpose entities, additional contingent rents for assisted living facilities and skilled nursing facilities and the sale/leaseback of two facilities and was partially offset by the sale of the Missouri operations. As a percentage of total revenue, these expenses totaled 17% for the nine months ended March 31, 2000 and 12% for the nine months ended March 31, 1999.

     Depreciation and amortization increased by $1,156,000 to $2,769,000 for the nine months ended March 31, 2000 from $1,613,000 for the nine months ended March 31, 1999. This increase resulted primarily from the additional depreciation and amortization related to twelve purchased assisted living facilities and leased or managed facilities.

     Other Income (Expense). Interest and other income decreased by $353,000 to $280,000 for the nine months ended March 31, 2000 from 633,000 for the nine months ended March 31, 1999. Interest expense increased by $1,827,000 to $2,172,000 for the nine months ended March 31, 2000 from $345,000 for the nine months ended March 31, 1999. The increase primarily resulted from interest expense related to the twelve purchased assisted living facilities and interest related to the Line of Credit. The Company incurred $291,000 on the loss of purchase options for the nine months ended March 31, 2000.

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

     Provision for Income Taxes (Benefit). Income tax expense decreased by $1,733,000 to $5,000 for the nine months ended March 31, 2000 from a $1,738,000 income tax benefit for the nine months ended March 31, 1999. The income taxes result from taxable income reported on individual state corporate tax returns in states that do not permit consolidated filings. Income tax benefit resulted from the Company's estimated fiscal 1999 tax position.

     Net Loss. The Company's net loss increased by $5,951,000 to a loss of $11,943,000 for the nine months ended March 31, 2000 from a net loss of $5,992,000 for the nine months ended March 31, 1999. The increase was the result of: (i) a decrease in pretax contribution of $3,662,000 primarily related to reduced development activities; (ii) decreased contribution of $911,000 from the skilled nursing facilities primarily due to the change in billing rates for Medicare Part B charges; (iii) a charge for the early extinguishment of debt of $739,000; (iv) increased interest expense of $1,827,000 related primarily to interest on the Line of Credit; (v) reduced management fees of $715,000; and
(vi) a decrease from the tax benefit of $1,743,000. The increase was partially offset by a decrease in: (i) the provision for losses on termination of development projects of $2,400,000; (ii) a decrease in the shortfall funding arrangements of $1,510,000; and (iii) a decrease in losses from severance agreements of $600,000.

LIQUIDITY AND CAPITAL RESOURCES

  Equity Transaction

     During its second fiscal quarter, the Company received approximately $19.5 million in cash (net of costs) from the $21 million Transaction with IPC. The Company used $6.0 million to acquire the real estate of 12 of its Outlook Pointe(R) signature series assisted living facilities from Meditrust (see "Meditrust Transaction" discussed below). The remaining $13.5 million has been used primarily to support the Company's portfolio of assisted living facilities, including the acquisition of the leasehold interests of seven of the assisted living facilities that the Company managed for SPEs. A breakdown of the use of proceeds from the IPC Transaction over the past six months follows (in millions of dollars):

     - Meditrust Tranche One Property
       purchase.............................  $ 6.0
     - Closing costs on IPC equity..........    1.5
     - SPE take-out and option payments.....    2.0
     - Furniture and equipment at
       facilities...........................    2.5
     - collateral deposits..................    1.2
                                              -----
                                              $13.2
     - Cash for operations October-April....    7.8
                                              -----
                                              $21.0

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

     The primary component of the borrowing base for the Line of Credit consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers (as defined in the Line of Credit Agreement). At March 31, 2000, the borrowing base available was approximately $10.4 million and $10.4 million was borrowed thereunder.

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

     The Heller Loan, together with the Heller Loan Increase (hereinafter, the "Amended Heller Loan"), has a maturity date of December 31, 2001. Interest on the Amended Heller Loan accrues at a floating rate per annum equal to the Base Rate (as defined in the Heller Loan Agreement, as amended) plus 3.75%. Commencing on February 1, 2000, the Company will pay interest monthly in arrears. In addition, commencing on November 20, 2000, the Company will pay 100% of the Excess Cash Flow (as defined in the Heller Loan Agreement, as amended), which will be applied to the principal balance. (For a discussion on capital requirements, refer to the heading entitled "Operations" below.) Although the Amended Heller Loan has a two-year term, the exit fee due upon payoff increases from 1% to 3% after September 30, 2000. The Company's obligations under the Amended Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     The FRR Note has a maturity date of June 26, 2000. The FRR Note is a discount note with an issue price of $7,000,000, a maturity value of $7,424,580, and a yield of 12.6829% per annum. Except as otherwise provided in the FRR Note, no interest accrues on the outstanding balance of the note.

     It is the Company's intention to refinance the Amended Heller Loan and the FRR Note (collectively, the "Tranche One Debt") by June 30, 2000. Based on the operational performance of the Tranche One Properties, management believes the Tranche One Debt can be refinanced for approximately $45 -- $50 million. Proceeds from the refinancing will be used to repay the Tranche One Debt, with any remaining funds being used by the Company for the purposes discussed under the "Equity Transaction" section above.

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

     The Tranche Two Properties have a cost basis of approximately $66 million and an aggregate purchase price of approximately $46 million. Each time the Option is exercised for a Tranche Two Property, a preset prepayment is required under the Meditrust Note. If the Company exercises its Option and closes on all 12 of the Tranche Two Properties, the Meditrust Note will be fully repaid by the prepayments. The Company expects to exercise the Option on the Tranche Two Properties with financing to be provided from one or a combination of several sources, including several third party lenders with whom the Company is negotiating financing, IPC or an affiliate, and Company funds.

  Missouri Sale

     In January 2000 the Company sold certain of its Missouri assets to Christian Health Care of Missouri Inc. and its affiliates for $6.7 million in cash, $2.5 million in notes, and $51 million in assumed lease obligations. The $6.7 million was used primarily to pay down debt and to pay closing and severance costs associated with the Missouri facilities. The cash received on the collection of receivables has offset the operating costs to wind down the business operations, which was completed April 30, 2000. As the notes receivable are collected, the proceeds are expected to be used for general corporate purposes.

     To facilitate the understanding of the effect of the Missouri sale on the continuing operations of the Company, the following table summarizes the results of the Missouri operations over the first six months of the fiscal year while owned by the Company:

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31    SEPTEMBER 30
                                                                 1999            1999
                                                              -----------    ------------
                                                                    (IN THOUSANDS)
Revenues:
  Patient services..........................................    $ 8,959        $ 8,806
  Resident services.........................................        913            919
  Other revenues............................................         21             18
                                                                -------        -------
Total revenues..............................................      9,893          9,743
                                                                -------        -------
Operating expenses:
  Facility operating expenses...............................      8,262          8,177
  Development, general and administrative expense...........        537            425
  Lease expense.............................................      1,516          1,483
  Depreciation and amortization expense.....................         70            102
                                                                -------        -------
Total operating expenses....................................     10,385         10,187
                                                                -------        -------
Loss from operations........................................       (492)          (444)
                                                                =======        =======

  Operations

     The Company has opened 48 of its Outlook Pointe(R) signature series assisted living facilities as of March 31, 2000. The Company has adequate financing to complete construction on the remaining four facilities currently under construction. Three of these projects are expected to open in May 2000 and the fourth is expected to open in September 2000. This will conclude the Company's initial round of development activity initiated nearly three years ago. Future development will be conducted on a project-by-project basis.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party SPE Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing is an off-balance sheet financing structure.

     For development projects utilizing the SPE structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 51 development projects for which the Company holds or held the foregoing type of option. To date, the Company has exercised its option to purchase 12 SPEs financed under the SPE structure for a total purchase price of approximately $11.9 million of which $5.4 million was paid in cash and the lease base of the facilities was increased by $6.5 million. Eleven of the 12 facilities were part of the property acquisition discussed under "Recent Developments" of this Quarterly Report. The Company estimates it will require approximately $35 -- $40 million to buy the equity of the SPEs affiliated with the 39 Outlook Pointe(R)facilities that remain under the SPE structure through calendar 2002. The Company has obtained commitments from certain REITs that currently own developed properties under the SPE structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $20 million of the estimated $35-$40 million capital requirement. The balance will be funded with cash raised from the financing transactions discussed above, new financing transactions, possible asset divestitures and cash to be provided from operations.

     The Company has exercised its options to purchase 10 SPEs it currently manages in the fourth quarter and expects to close on the transactions by May 31, 2000. The capital required to exercise the options for these ten SPEs is approximately $10 million and will be funded by the property owners, Nationwide Health Properties, Inc. and its affiliates ("NHP"), through an increase in the lease base, as discussed above. Upon closing, the Company's obligation to pay a 27.5% return to the Equity Owners of the 10 SPEs automatically terminates. The Company will be making option payments in future quarters or other managed properties to maintain its purchase options for certain Outlook Pointe(R) facilities utilizing the SPE structure.

     Based on current forecasts, management estimates an additional $15 million in capital will be required to fully stabilize the Company's portfolio of assisted living properties. This estimate assumes the Company exercises its options to purchase the 11 SPE operations which are part of the 12 Meditrust Tranche Two Properties (one property was an acquisition) and utilizes cash from operations when available to acquire the remaining SPE operations. The Company expects to generate the cash from operations to begin purchasing these remaining operations by October 2001 and continuing through calendar year 2002. The following table summarizes the Company's acquisitions, or planned acquisitions, of black box operations:

-    Outlook Pointe operations currently owned by the Company....   13
-    NHP SPE Operations to be purchased by May 31, 2000..........   10
-    Meditrust SPE Operations to be purchased in conjunction with
     Tranche Two.................................................   11
-    Remaining SPE operations to be acquired with cash from owned
     operations (October 2001 through December 2002).............   18
                                                                   ---
                                                                    52
                                                                   ---

     In addition to the $15 million in capital required to stabilize operations, management estimates that an additional $5-10 million could be required to allow the Company to purchase the real estate underlying the Tranche Two Properties from Meditrust by October 31, 2000. The amount of capital required to purchase the Tranche Two Properties is dependent upon the size of the loan that management is successful in negotiating to finance this transaction.

     As discussed above, on April 27, 2000, the Company closed on the $5 million Heller Loan Increase. The proceeds from the Heller Loan Increase will provide the working capital required for operations until the Company raises the $15 million, discussed above. The total amount of debt outstanding from the purchase of the Tranche One Properties is the $37 million Amended Heller Loan and the $7 million FRR Note. The Company is currently pursuing various financing alternatives to refinance the Tranche One Debt. The alternatives under consideration include permanent and mini-permanent financing that would yield adequate funds to refinance 100% of the existing Tranch One Debt. Management expects to close on this financing by June 30, 2000. To raise the approximately $15 million that is estimated to be required to stabilize the existing portfolio of assets, the Company is actively pursuing these alternatives: (i) a credit facility; (ii) mezzanine financing on properties; (iii) real estate asset sale/manage-back; (iv) asset sales; or (v) convertible securities.

     While management believes it can raise adequate capital to meet the Company's business plan, there is no assurance that is the case, or that the terms will not be dilutive to existing investors. The inability of the Company to raise additional capital could have a material adverse effect on the Company's business, results of operations and financial commitment.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. Lease obligations for the next 12 months are approximately $5,300,000. The lease documents contain financial covenants and other restrictions which, unless waived by the REIT,: (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, (iii) cross-default certain of the Company's obligations and (iv) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is either in compliance or has obtained the necessary waivers with respect to these lease covenants.

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

  Operating Activities

     Cash used by operations increased by $10,731,000 to $15,944,000 for the nine months ended March 31, 2000 from cash used by operations of $5,213,000 for the nine months ended March 31, 1999. The increase in cash used was due to increased operating losses, a decrease in accounts payable, accrued payroll and accrued expenses, and partially offset by a decrease in development contracts in process.

  Investing and Financing Activities

     Cash used for investing activities increased by $55,140,000 to $55,507,000 for the nine months ended March 31, 2000 from $367,000 for the nine months ended March 31, 1999. Cash provided by financing activities increased by $61,625,000 to $66,856,000 for the nine months ended March 31, 2000 from $5,231,000 for the nine months ended March 31, 1999. Cash used for financing activities and provided by investing activities was the result of the property acquisitions, the equity transaction, and the seven SPE acquisitions discussed above, and repayment on the Line of Credit.

YEAR 2000 READINESS DISCLOSURE

     In response to concerns that computer software and/or hardware that was designed to define the year with a two-digit date field rather than a four-digit field might fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company. The Company had previously formed a committee to research and assess the potential risk to the Company's internal operations systems and to test its hardware and software systems for compliance. The costs incurred by the Company relating to this project were immaterial. To date, no significant disruptions to the operations of the Company or computer hardware and software systems have been experienced.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk as of, or during the nine months ended, March 31, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     3.1  Certificate of Elimination of Series C Convertible Preferred
          Stock of Balanced Care Corporation dated April 14, 2000
          (filed herewith)
    10.1  Amendment to Loan Documents by and among Heller Healthcare
          Finance, Inc., Balanced Care Realty at Berwick, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Mansfield, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc,
          Balanced Care Realty at Mountain Home, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. dated as of April 27, 2000 (filed herewith)
    10.2  Amended and Restated Promissory Note A in favor of Heller
          Healthcare Finance, Inc., by Balanced Care Realty at
          Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. dated as of April 27,
          2000 (filed herewith)
    10.3  Amended and Restated Promissory Note B in favor of Heller
          Healthcare Finance, Inc., by Balanced Care Realty at
          Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. dated as of April 27,
          2000 (filed herewith)
    10.4  First Amendment to Promissory Note by and among IPC Advisors
          S.a.r.l., Balanced Care Corporation, and New Meditrust
          Company LLC dated February 9, 2000 (filed herewith)
    10.5  First Amendment to Option Agreement by and among IPC
          Advisors S.a.r.l., Balanced Care Corporation, and New
          Meditrust Company LLC dated February 9, 2000 (filed
          herewith)
    10.6  Subordination Agreement by and among FRR Investments
          Limited, IPC Advisors S.a.r.l., Heller Healthcare Finance,
          Inc., Balanced Care Corporation, and the entities listed on
          Exhibit A and Exhibit D thereto dated April 18, 2000 (filed herewith)
    10.7  Stock Pledge Agreement by and among FRR Investments Limited,
          IPC Advisors S.a.r.l., Balanced Care Corporation, and the
          parties listed on Schedule 1 and Schedule 2 thereto dated
          April 18, 2000 (filed herewith)
    27.1  Financial Data Schedule (filed herewith)

(B)  Reports on Form 8-K

     1. Current Report on Form 8-K dated January 12, 2000 regarding the sale by the Company of its Missouri assets to certain affiliates of Christian Health Care of Missouri, Inc. including a pro forma Consolidated Balance Sheet as of September 30, 1999 and pro forma Consolidated Statements of Operations for the year ended June 30, 1999 and the three months ended September 30, 1999.

     2. Current Report on Form 8-K/A dated December 15, 1999 regarding the acquisition by the Company of the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities that closed December 30, 1999 and the divestiture by the Company of its Missouri operations that closed January 12, 2000, including pro forma Consolidated Balance Sheet as of December 31, 1999 and pro forma Consolidated Statements of Operations for the year ended June 30, 1999 and the six months ended December 31, 1999.

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

                                          BALANCED CARE CORPORATION

                                          By:      /s/ CLINT T. FEGAN
                                            ------------------------------------
                                            Clint T. Fegan
                                            Chief Financial Officer

Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Certificate of Elimination of Series C Convertible Preferred
         Stock of Balanced Care Corporation dated April 14, 2000
         (filed herewith)
10.1     Amendment to Loan Documents by and among Heller Healthcare
         Finance, Inc., Balanced Care Realty a Berwick, Inc.,
         Balanced Care Realty at Lewistown, Inc., Balanced Care
         Realty at Mansfield, Inc., Balanced Care Realty at
         Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc,
         Balanced Care Realty at Mountain Home, Inc., Balanced Care
         Realty at Peckville, Inc., Balanced Care Realty at Reading,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Sherwood, Inc., and Balanced Care Realty at State
         College, Inc. dated as of April 27, 2000 (filed herewith)
10.2     Amended and Restated Promissory Note A in favor of Heller
         Healthcare Finance, Inc., by Balanced Care Realty at
         Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
         Balanced Care Realty at Mansfield, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
         Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Scranton,
         Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
         Care Realty at State College, Inc. dated as of April 27,
         2000 (filed herewith)
10.3     Amended and Restated Promissory Note B in favor of Heller
         Healthcare Finance, Inc., by Balanced Care Realty at
         Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
         Balanced Care Realty at Mansfield, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
         Balanced Care Realty at Peckville, Inc., Balanced Care
         Realty at Reading, Inc., Balanced Care Realty at Scranton,
         Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
         Care Realty at State College, Inc. dated as of April 27,
         2000 (filed herewith)
10.4     First Amendment to Promissory Note by and among IPC Advisors
         S.a.r.l., Balanced Care Corporation, and New Meditrust
         Company LLC dated February 9, 2000 (filed herewith)
10.5     First Amendment to Option Agreement by and among IPC
         Advisors S.a.r.l., Balanced Care Corporation, and New
         Meditrust Company LLC dated February 9, 2000 (filed
         herewith)
10.6     Subordination Agreement by and among FRR Investments
         Limited, IPC Advisors S.a.r.l., Heller Healthcare Finance,
         Inc., Balanced Care Corporation, and the entities listed on
         Exhibit A and Exhibit D thereto dated April 18, 2000 (filed herewith)
10.7     Stock Pledge Agreement by and among FRR Investments Limited,
         IPC Advisors S.a.r.l., Balanced Care Corporation, and the
         parties listed on Schedule 1 and Schedule 2 thereto dated
         April 18, 2000 (filed herewith)
27.1     Financial Data Schedule (filed herewith)