Form 10-K
period 2000-06-30
BALANCED CARE CORP
filed 2000-09-28
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM           TO
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 22, 2000 was approximately $34,172,847 based on the last reported sales price of $1.00 as reported by the American Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of common stock reported to be beneficially owned by holders of 5% or more of the common stock are included in the computation. The registrant has made no determination whether any of such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of common stock outstanding (including shares held by executive officers and directors) on September 22, 2000 was 34,172,847 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

     Balanced Care Corporation (the "Company") was formed in April 1995 to develop senior care continuums, which meet the needs of upper middle, middle and moderate-income populations in non-urban, secondary markets. The Company considers upper middle, middle and moderate income populations to consist of those individuals whose income and assets enable them to afford senior living and care services at average daily rates of $85, $75 and $65, respectively. The Company utilizes assisted living facilities in selected markets as the primary entry point and service platform and has developed a care continuum (the "Balanced Care Continuum") consisting of various health care and hospitality services including, where appropriate, physical, occupational and speech therapy, personal and health care services on an intermittent basis, dementia and Alzheimer's services and skilled/subacute care delivered in a skilled nursing setting, which enables residents to age in place. The Company believes that non-urban, secondary markets have traditionally been underserved, highly fragmented and less prone to intense competition from larger providers. The Company believes that focusing on these market factors has enabled it to establish a leading position as a provider of a market-differentiated, consumer-preferred continuum of senior care services in such markets. To maintain its market position, the Company will continue to: (i) provide a range of high quality, individualized senior care services and programs; (ii) focus on non-urban, secondary markets; (iii) pursue growth through selective acquisitions; (iv) achieve the benefits of regional density by clustering; (v) expand referral networks and strategic alliances; and (vi) strive to become the operator of choice in its selected markets.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at June 30, 2000 and 1999 (excluding the former Missouri facilities, as discussed below):

                                                                JUNE 30,
                                   -------------------------------------------------------------------
                                                 2000                               1999
                                   --------------------------------   --------------------------------
                                   OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                   -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.....................   12       11       27       50      --        6       28       34
Acquired Assisted Living
  Facilities.....................    5        8       --       13       5        8       --       13
Skilled Nursing Facilities.......   --        3       --        3      --        3       --        3
                                    --       --       --       --      --       --       --       --
                                    17       22       27       66       5       17       28       50
                                    ==       ==       ==       ==      ==       ==       ==       ==

     As of June 30, 2000, the Company had operations in Pennsylvania, Tennessee, Ohio, Arkansas, Virginia, North Carolina, West Virginia, Florida, Indiana and Maryland. These operating facilities have a capacity for 4,286 assisted living residents, 169 skilled nursing patients and 86 independent living residents. In January 2000, the Company divested its Missouri assets consisting of 10 skilled nursing facilities with 1,135 beds, nine assisted living and independent living facilities with 245 beds and a home health agency. The Company has discontinued its own rehabilitation agencies and now exclusively utilizes independent agencies to provide therapy services.

     In addition to the 50 Outlook Pointe(R) signature series assisted living facilities opened as of June 30, 2000, the Company has signed agreements to develop and manage two assisted living facilities currently under construction, which are scheduled to open in October and November 2000. This will conclude the Company's initial round of development activity that began three years ago. Future development may be conducted on a project-by-project basis subject to the availability of acceptable financing.

     The Balanced Care continuum delivers consumer-focused health care and hospitality services that balance seniors' desire for independence with their evolving health care needs. The Company's philosophy includes the belief that providing health care services, coupled with wellness and preventative therapy will strengthen residents, improve their health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. Balanced Gold(R), the Company's wellness-oriented program, has been developed to proactively address resident care needs, including stabilizing and improving residents' cognitive, emotional and physical well-being.

     Preventative, restorative and rehabilitative services are also available to residents through outpatient medical rehabilitation, home health care, programs for residents with Alzheimer's and other services provided by the Company or by an alliance partner or other third party. By offering services and programs that are intended to enable residents to stay healthier longer and prolong their stay at assisted living facilities, the Company believes that its services and programs address the preferences and needs of seniors, while at the same time forestalling the need for residents to move to a more costly long-term care setting, such as a skilled nursing facility. As resident needs mandate migration into a skilled nursing or subacute program, the Company believes that skilled nursing facilities will provide a transition for the resident with a focus on demonstrated outcomes and cost effective care. In north central Pennsylvania, the Company operates three skilled nursing facilities. In other regions where the Company does not own or manage skilled nursing facilities, the Company has formed alliances with skilled nursing providers to transition residents that require skilled care. The Company believes that its approach to senior care will enable it to be a leading provider of a continuum of senior care services in targeted non-urban, secondary markets.

THE SENIOR CARE INDUSTRY

     The senior care industry is characterized by a wide range of living accommodations and health care services. For those who are able to live in a home setting, home health care and other limited services can be provided. Community housing or retirement centers, which are commonly referred to as independent living facilities, are also available to persons who need limited assistance, such as with meal preparation, housekeeping and laundry. Assisted living facilities are typically for those persons whose physical or cognitive frailties have reached a state where other living accommodations can no longer provide the level of care required but who do not yet need the continuous medical attention provided in a skilled nursing facility. Generally, assisted living facilities provide a combination of housing and 24-hour personal support services designed to assist seniors with activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Assisted living facilities also provide instrumental activities of daily living ("IADLs") such as transportation, grocery shopping, preparing meals and housework. Certain assisted living facilities also offer higher levels of personal assistance for residents with physical needs, Alzheimer's disease or other forms of dementia. In contrast, skilled nursing facilities provide care for those who need non-schedulable nursing care on a daily basis.

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

     The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demand for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility. As the elderly population increases (an expected 33% between the years 2000 and 2010), the number of elderly requiring ADL/IADL's will increase as well. According to the United States Bureau of the Census, approximately 50% of persons aged 85 years and older, approximately 31% of persons aged 80 to 84 and approximately 20% of persons aged 75-to 79 need assistance with ADLs. In 1999, according to industry estimates, there were estimated 586,000-assisted living units, or 778,000 beds, in the United States.

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

     Demographics. The target market for the Company's services are persons 83 years and older, one of the fastest growing segments of the United States population. According to the United States Bureau of the Census, the portion of the United States population aged 80 and older is expected to have increased by approximately 29%, from approximately 13.0 million in 1990 to approximately 16.8 million in the year 2000, and the number of persons aged 85 and older, as a segment of the United States population, is expected to increase by 60% from approximately 3.0 million in 1990 to 5.0 million in the year 2005. Furthermore, the number of persons requiring memory care assistance is also expected to increase in the coming years. According to data published by the American Psychiatric Association, Alzheimer's disease affects approximately 5% to 8% of individuals over the age 65, 15% to 20% of individuals over the age of 75 and 25% to 50% of individuals over the age of 85.

CARE AND SERVICES PROGRAMS

     The Company offers a continuum of services to seniors that includes assisted living, intermittent healthcare service, rehabilitation services arranged with third party providers, social and activity programs, memory care, Alzheimer's services, and skilled nursing services. During the first quarter of fiscal year 2000, the Company discontinued providing home health care services.

  ASSISTED LIVING SERVICES

     Admission; Resident Care Plan. The assisted living admission process is crucial to the proper placement of residents and the development of tailored resident care plans. A lifestyle assessment is conducted in consultation with the resident, as well as his or her family and medical consultants, to determine the resident's preferences. An individualized care plan is developed to ensure that all staff members rendering services meet the resident's specific needs and preferences whenever possible. Each resident's care plan is reviewed, at a minimum, quarterly to determine when a change in services is needed. The Company seeks to provide assisted living services that allow a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility as possible for their well being.

     Care and Services. The Company offers a range of assisted living care and services, which are available 24 hours per day at each of its assisted living facilities. The core services package offered by the Company includes personal care, support and certain health care services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Additional services, which are offered at an extra charge, include extra transportation services, beauty and barber services, extra laundry services and non-routine care services. All or part of the Balanced Gold(R) program is included in the Company's core services package at each of its signature series assisted living facilities, depending on the facility's pricing structure. To the extent permitted by state regulatory requirements, the Company's facilities have been designed to accommodate special programs including those for residents with Alzheimer's and other forms of dementia. Currently, fourteen of the Company's Outlook Pointe(R) assisted living facilities and one skilled nursing facility have units that are specifically designed to provide care to such residents. Medical rehabilitation services are also available and are provided by certified physical, occupational and speech therapists and psychologists, with physician oversight. During the fiscal year ended June 30, 2000 ("Fiscal Year 2000"), the Company discontinued its own rehabilitation services and exclusively utilizes independent providers to deliver therapy services.

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

     "Treasures(SM)" Memory Care. The Company has developed, with the assistance of its Health Care Advisory Board, an approach to Alzheimer's and other forms of dementia that includes specialized assessments and clinical approaches for early and accurate detection, placement and intervention. To meet the needs of residents with memory care needs and other related forms of dementia, the Company has developed its "Treasures(SM)" memory care program, to maintain familiarity, reduce confusion, and still provide a pleasant and appropriate living environment for these residents.

     The Company's Outlook Pointe(R) signature series assisted living facilities are designed to permit the delivery of Alzheimer's and other dementia related services to the extent permitted by state regulatory requirements. Fourteen of the facilities have units that are specifically designed to provide attention, care and services needed to help residents with Alzheimer's maintain a higher quality of life. The facilities also have Alzheimer's team members who are specially trained to understand behavior, maximize function, promote safety and encourage resident independence.

     The Company currently operates a Treasures(SM) Memory Care program at 14 of its Outlook Pointe(R) assisted living facilities and at one dedicated unit in its skilled nursing facilities. The Company has also implemented this program at three of its acquired assisted living facilities. The Company plans to develop its Treasures(SM) program at seven of its assisted living facilities located in Jackson, TN: Medina, OH; Anderson, IN; Washington Twp, OH; Evansville, IN; Tallahassee, FL; and Chesterfield, VA over the next year.

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

     Assisted Living Charges. Monthly assisted living resident charges are based, in part, on the type of living suite selected and are set at rates designed to be within the means of seniors in the secondary markets served by the Company. The pricing structure utilized by Balanced Care is driven by local market characteristics and competition. A competitive analysis is done of each market and prices are established based on the results of the study. In most cases, base rates are established reflecting the size of the unit, the view, access to the dining room, etc. These base rates include three meals, basic housekeeping, basic laundry services, help with one ADL (activity of daily living) and access to the Balanced Gold(R) program and basic transportation services. In addition to its core services package, at certain facilities, including all newly developed Outlook Pointe(R) facilities, the Company offers additional levels of service to residents whose frailties or medical condition are more acute. Three levels of care are employed; all contingent upon the total number of points scored on the lifestyle assessment and re-assessed each quarter at a minimum. Level I is designed for residents at lower risk for conditional changes and require a monthly assessment and monitoring or intervention by a licensed nurse. Level II is designed for residents at high risk for conditional changes requiring daily or weekly licensed nursing assessments and licensed nursing monitoring and interventions, while Level III supports residents with demanding needs requiring extremely elevated care or alternative placement. These extra costs, which can vary from building to building, generally amount to $300/month for Level I, $600/month for Level II, and $900/month for Level III. Based on the results of an individual lifestyle assessment, a point value is assessed for each resident and additional care needs are determined. Each assessment plan of care is then unique to that individual.

     As of June 30, 2000, approximately 50% of the Company's assisted living residents received services at levels offering additional services. Substantially all of the Company's current revenues from the provision of assisted living services are attributable to private payors.

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

     For residents in the Company's Outlook Pointe(R) signature series assisted living facilities, each rehabilitation program is followed up with specialized regimens offered as part of the Balanced Gold(R) activities program. Should a resident's condition warrant additional rehabilitation, contracted therapists are available.

     The Company contracts with third party rehabilitation agencies to provide physical and occupational therapy, on an outpatient basis to residents at all of its assisted living facilities. Rehabilitation services are provided through contract services, outpatient rehabilitation facilities or home health agencies. As previously discussed, during Fiscal Year 2000 the Company discontinued all of its own rehabilitation agencies and now utilizes third party agencies to provide therapy services. Prior to discontinuation of its own medical rehabilitation services, substantially all of the Company's reported revenues from the provision of medical rehabilitation services are attributable to federal government reimbursement programs.

  SKILLED NURSING SERVICES

     The Company currently provides skilled nursing services at three facilities in Pennsylvania (169 licensed beds). In January 2000, the Company divested its Missouri assets consisting of ten skilled nursing facilities (1,135) licensed beds, nine assisted living and independent living facilities (245 beds) and a home health agency. The Company's skilled nursing facilities provide traditional long-term care through 24-hour per day skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides. The Company also makes available physical rehabilitation at its skilled nursing facilities, including physical, occupational and speech therapies. Board certified physicians direct the skilled nursing services offered at these facilities.

     For Fiscal 2000, approximately 72% of the Company's patient services revenues from skilled nursing facilities were attributable to federal and state government reimbursement programs.

  INDEPENDENT LIVING SERVICES

     As a result of the Missouri divestiture discussed previously, the Company no longer operates stand-alone independent living facilities or a home health agency. It does, however, provide independent living arrangements at six of its assisted living facilities. Independent living services provided at such facilities include: meal preparation, housekeeping, laundry and transportation. The Company plans to discontinue independent living services and no longer offers this service to new residents, but continues to service existing residents.

     All of the Company's current revenues from the provision of independent living services are attributable to private payors.

THE OUTLOOK POINTE(R) SIGNATURE SERIES ASSISTED LIVING FACILITY MODELS

     The architectural and interior design concepts of the Outlook Pointe(R) signature series assisted living facility models incorporate the Company's operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a home-like setting. The buildings are residential in appearance, designed as "neighborhoods" within a "community." All are constructed to meet institutional health care facility standards. The building designs incorporate the Company's mission and dedication to providing a new outlook for seniors, encouraging choice, wellness and vitality. The Company believes that its residential environment accomplishes:
(i) lessening the trauma of change for residents and their families; (ii) achieving operational efficiencies; (iii) facilitating resident mobility and ease of access by caregivers; and (iv) differentiating the Company from other assisted living and long-term care operators.

     The models are freestanding buildings that range in size from 48 units to 106 units and are designed to accommodate the full range of assisted living services offered by the Company, including the Company's Balanced Gold(R) and "TreasuresSM" Memory Care programs. The buildings are usually one to two stories and of incombustible construction, and are designed to accommodate future expansion. The design of the facilities allows specialized grouping of residents, including residents receiving care in the "TreasuresSM" program, and a central core for resident interaction. In addition, the buildings are designed with fully-equipped therapy gyms and treatment rooms for provision of medical rehabilitation services. Resident units, including studio, privacy, companion and one-bedroom suites, are functionally grouped as "neighborhoods" within a "community" and are configured internally to provide private bath, living area and sleeping area with emergency call systems and cable television service. Porches, terraces, gardens and activity areas are designed to fulfill outdoor interests of residents.

     The Company has three basic building plan design prototypes, which provide it with flexibility in adapting the model to a particular site and to accommodate the various income and care levels demanded in a particular market.

OPERATING FACILITIES

     The following table sets forth certain information as of June 30, 2000 with respect to the senior living and care facilities operated by the Company.

                                                            RESIDENT CAPACITY
                                               OWNED(O)/    BY CARE LEVEL(1)          DATE
                                               LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                              MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                              ----------   -----   ---   ---   ------   --------
Currently Operated:
PENNSYLVANIA
  Allison Park
     Outlook Pointe@ at Allison Park.........     L            79   --    --       --      3/96
  State College
     Outlook Pointe@ at State College(5).....     O            54   --    --     5/97        --
  Altoona
     Outlook Pointe@ at Altoona(2)(5)........     O            54   --    --    10/97      5/99(2)
  Harrisburg
     Outlook Pointe@ at Harrisburg(2)........     L            57   --    --    12/97      3/99(2)
  Reading
     Outlook Pointe@ at Reading(2)(5)........     O            56   --    --     1/98      5/99(2)

                                                            RESIDENT CAPACITY
                                               OWNED(O)/    BY CARE LEVEL(1)          DATE
                                               LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                              MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                              ----------   -----   ---   ---   ------   --------
  Bloomsburg
     Outlook Pointe@ Commons at Bloomsburg...     L            65   --    --       --      1/97
  Darlington
     Outlook Pointe@ Commons at South
       Beaver................................     O            89   --    --       --     10/97
  Kingston
     Outlook Pointe@ Commons at Kingston.....     L            78   --    --       --      1/97
     Balanced Care, Kingston.................     L            --   65    --       --      1/97
  Peckville
     Outlook Pointe@ Commons at Mid Valley...     L            71   --    --       --      1/97
     Balanced Care, Mid Valley...............     L            --   38    --       --      1/97
  Old Forge
     Outlook Pointe@ Commons at Old Forge....     L            49   --    --       --      1/97
  Wyoming
     Outlook Pointe@ Commons at Wyoming......     L            50   --    --       --      1/97
  Butler
     Outlook Pointe@ at Butler...............     O            36   --    --       --     10/97
  Sarver
     Outlook Pointe@ Commons at Sarver.......     O            36   --     4       --     10/97
  Saxonburg
     Outlook Pointe@ Commons at Saxonburg....     L           107   --    16       --     10/97
  Bloomsburg
     Balanced Care, Eyers Grove..............     L            --   66    --       --      1/98
  Millville
     Outlook Pointe@ Commons at Eyers
       Grove.................................     O            51   --    --       --      1/98
  Peckville
     Outlook Pointe@ at Mid Valley(4)(5).....     O            40   --    --     8/98        --
  Scranton
     Outlook Pointe@ Commons at
     Scranton(4)(5)..........................     O            72   --    --    10/98        --
  Berwick
     Outlook Pointe@ Commons at
     Berwick(4)(5)...........................     O            72   --    --    10/98        --
  Reedsville
     Outlook Pointe@ Commons at
     Lewistown(4)(5).........................     O            72   --    --    11/98        --
  Lewisburg
     Outlook Pointe@ Commons at
       Lewisburg(3)..........................     M            73   --    --    11/98        --
  Mechanicsburg
     Outlook Pointe@ at Creekview(3).........     M           103   --    --    11/98        --
  Dillsburg
     Outlook Pointe@ at Logan Meadows(3).....     M            62   --    --    12/98        --
  Beaver Falls
     Outlook Pointe@ at Chippewa(3)..........     M            69   --    --     2/99        --
  York
     Outlook Pointe@ at York(4)..............     L            66   --    --     2/99        --

                                                            RESIDENT CAPACITY
                                               OWNED(O)/    BY CARE LEVEL(1)          DATE
                                               LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                              MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                              ----------   -----   ---   ---   ------   --------
  Bridgeville
     Outlook Pointe@ at Lakemont Farms(4)....     L           106   --    --     6/99        --
  Shippensburg
     Outlook Pointe@ at Shippensburg(3)......     M            66   --    --     7/99        --
  Lebanon
     Outlook Pointe@ at Lebanon(3)...........     M            62   --    --     9/99        --
  Loyalsock
     Outlook Pointe @ Loyalsock(3)...........     M            53    0     0    10/99        --
                                                            -----   ---   --
          SUBTOTAL...........................               1,848   169   20
ARKANSAS
  Sherwood
     Outlook Pointe(R) at Sherwood(2)(5).....     O            41   --    16     9/97      4/99(2)
  Mountain Home
     Outlook Pointe(R) at Mountain
       Home(2)(5)............................     O            41   --    16    10/97      4/99(2)
  Maumelle
     Outlook Pointe(R) at Maumelle(4)(5).....     O            41   --    16    10/97        --
  Pocohontas
     Outlook Pointe(R) at Pocahontas(3)......     M            41   --    16    10/97        --
  Blytheville
     Outlook Pointe(R) at Blytheville(3).....     M            55   --     2    11/97        --
                                                            -----   ---   --
          SUBTOTAL...........................                 219    0    66
VIRGINIA
  Harrisonburg
     Outlook Pointe(R) at Harrisonburg(3)....     M            57   --    --     5/98        --
  Roanoke
     Outlook Pointe(R) at Roanoke(3).........     M            65   --    --     5/98        --
  Stafford
     Outlook Pointe(R) at Stafford...........     L            41   --    --       --      6/98
  Danville
     Outlook Pointe(R) at Danville(3)........     M            66   --    --     7/98        --
                                                            -----   ---   --
          SUBTOTAL...........................                 229    0     0
OHIO
  Ravenna
     Outlook Pointe@ at Ravenna(3)...........     M            57   --    --     2/98        --
  Mansfield
     Outlook Pointe@ at Ontario(4)(5)........     O            66   --    --     8/98        --
  Lima
     Outlook Pointe@ at Lima(3)..............     M            66   --    --     9/98        --
  Xenia
     Outlook Pointe@ at Xenia(3).............     M           102   --    --     1/99        --
  Medina
     Outlook Pointe@ at Medina(3)............     M            80   --    --     2/99        --
  Hilliard
     Outlook Pointe@ at Heritage Lakes(4)....     L           106   --    --    12/99        --

                                                            RESIDENT CAPACITY
                                               OWNED(O)/    BY CARE LEVEL(1)          DATE
                                               LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                              MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                              ----------   -----   ---   ---   ------   --------
  Centerville
     Outlook Pointe@ at Washington
       Township(3)...........................     M           106   --    --     4/00        --
  Sagamore
     Outlook Pointe@ at Sagamore Hills(3)....     M           105   --    --     6/00        --
                                                            -----   ---   --
          SUBTOTAL...........................                 688    0     0
NORTH CAROLINA
  Raleigh
     Outlook Pointe@ at Northridge...........     O           116   --    --       --     12/97
  Greensboro
     Outlook Pointe@ at Greensboro(3)........     M            47   --    --    10/98        --
                                                            -----   ---   --
          SUBTOTAL...........................                 163    0     0
WEST VIRGINIA
  Martinsburg
     Outlook Pointe@ at Martinsburg(4)(5)....     O            63   --    --     1/99        --
  Teays Valley
     Outlook Pointe@ at Teays Valley(4)......     L            66   --    --    12/99        --
                                                            -----   ---   --
          SUBTOTAL...........................                 129    0     0
TENNESSEE
  Jackson
     Outlook Pointe@ at Jackson(3)...........     M            66   --    --     1/99        --
  Bristol
     Outlook Pointe@ at Bristol(4)...........     L            66   --    --     2/99        --
  Murfreesboro
     Outlook Pointe@ at Murfreesboro(4)......     L            66   --    --     3/99        --
  Johnson City
     Outlook Pointe@ at Johnson City(4)......     L            66   --    --     6/99        --
  Kingsport
     Outlook Pointe@ at Kingsport(3).........     M            60   --    --     9/99        --
  Hendersonville
     Outlook Pointe@ at Hendersonville(3)....     M            62   --    --    10/99        --
  Oak Ridge
     Outlook Pointe@ at Oak Ridge(3).........     M            50   --    --    10/99        --
  Morristown
     Outlook Pointe @ at Morristown(3).......     M            66   --    --    11/99        --
  Knoxville
     Outlook Pointe@ at Knoxville(3).........     M           106   --    --     6/00        --
                                                            -----   ---   --
          SUBTOTAL...........................                 608    0     0
FLORIDA
  Pensacola
     Outlook Pointe(R) at Pensacola(4).......     L            66   --    --     6/99        --
  Tallahassee
     Outlook Pointe@ at Tallahassee(4).......     L           106   --    --    12/99        --
                                                            -----   ---   --
          SUBTOTAL...........................                 172    0     0

                                                            RESIDENT CAPACITY
                                               OWNED(O)/    BY CARE LEVEL(1)          DATE
                                               LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                              MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                              ----------   -----   ---   ---   ------   --------
INDIANA
  Anderson
     Outlook Pointe@ at Anderson(3)..........     M            66   --    --     7/99        --
  Evansville
     Outlook Pointe@ at Evansville(3)........     M           106   --    --     4/00        --
                                                            -----   ---   --
          SUBTOTAL...........................                 172    0     0
MARYLAND
  Hagerstown
     Outlook Pointe@ at Hagerstown(4)........     L            58   --    --     8/99        --
                                                            -----   ---   --
          TOTAL..............................               4,286   169   86
                                                            =====   ===   ==

---------------
(1) "ALF" means assisted living facility, "SNF" means skilled nursing facility and "ILF" means independent living facility

(2) During the fiscal year ended June 30, 1999 ("Fiscal Year 1999"), the Company exercised its option to acquire the stock of the Operator/Lessee of the facilities. As a result, the Company acquired the leasehold interest in the named facility. See "Business -- Development."

(3) The Company manages the facility for the Operator/Lessee and has an option to acquire the stock of the Operator/Lessee. See "Business -- Development."

(4) During Fiscal 2000, the Company exercised its option to acquire the stock of the Operator/Lessee of the facilities. As a result, the Company acquired the leasehold interest in the named facility. See "Business -- Development."

(5) In the second quarter of Fiscal 2000, the Company purchased the real property, improvements, furniture, fixtures and equipment of these facilities from the lessor.

DEVELOPMENT

     An integral element of the Company's growth to date has been the design, development and opening of the Outlook Pointe(R) signature series assisted living facilities which are, or were initially, owned by independent Operators/Lessees and managed by the Company. The Company believes that the signature series assisted living facilities meet the needs of the upper middle, middle and moderate income populations in its markets and are designed to provide the broad range of services contemplated by its Balanced Care Continuum strategy over a range of pricing options. The Company has opened 50 of its Outlook Pointe(R) signature series assisted living facilities as of June 30, 2000.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically Real Estate Investment Trusts or REITs (each, an "Owner"). An independent third party company, or special purpose entity ("SPE" or "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black-Box Structure". (Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion regarding recent changes to the financing structure.) Over the past two years, the Company's development activities have been significantly affected by volatility in the capital markets and specific transaction terms, which affect the Company's ability to utilize non-binding-financing commitments from REIT's and other lenders.

     In February 1999, the Company determined to discontinue development and focus on operations. Since discontinuing its active development activities with respect to new sites and projects in the past year, management has focused the Company's efforts on the operations of existing facilities and newly constructed facilities which were opened during Fiscal 2000. Management has taken these steps to focus on building market share in existing markets, to channel its financial and human resources into meeting facility occupancy goals, and to build brand recognition throughout the Balanced Care system. The Company had two assisted living facilities under construction at June 30, 2000, which the Company expects to open in October and November 2000. This will conclude the Company's initial round of development activity initiated nearly three years ago. Future development will be conducted on a project-by-project basis.

     The following table sets forth certain information as of June 30, 2000 regarding the two Outlook Pointe(R) signature series assisted living facilities for which the construction process has commenced and which the Company is developing for other independent Operators/Lessees. The Company has an agreement to manage each facility for an Operator/Lessee under the Black-Box Structure.

                                                                     ESTIMATED
                                                                   CONSTRUCTION        ESTIMATED
                                                       RESIDENT     START DATE      COMPLETION DATE
ASSISTED LIVING FACILITY LOCATION                      CAPACITY    (QUARTER END)      (MONTH END)
---------------------------------                      --------    -------------    ---------------
OHIO
  Westerville........................................    106         Commenced         Nov. 2000
VIRGINIA
  Chesterfield.......................................     80         Commenced         Oct. 2000
                                                         ---
          TOTAL......................................    186

ACQUISITIONS AND STRATEGIC ALLIANCES

     Since its inception, the Company has acquired (excluding its former Missouri operations) 13 assisted living facilities, 22 Outlook Pointe(R) signature series assisted living facilities from Operator/Lessees, and three skilled nursing facilities. While the Company is focusing management's efforts on the operations of existing facilities and newly constructed facilities which opened in Fiscal 2000 it may consider selective acquisitions in the future through joint ventures or other alliances.

     For development projects that utilize the Black-Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee pursuant to a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. During Fiscal 2000, the Company exercised its option to purchase the Operator/Lessees equity interests on 17 projects which were managed by the Company, bringing the total number of options exercised to 22 at June 30, 2000. The Company plans to purchase the equity interests in eight projects managed during the second quarter of Fiscal Year 2001 and to purchase the equity interests in the remaining 21 managed projects based on capital availability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital resources."

OPERATIONS

  CENTRALIZED CORPORATE MANAGEMENT

     The Company's corporate and other administrative functions are centralized so that the facility-based management and staff can focus on resident care. The Company's corporate office, located in Mechanicsburg, Pennsylvania, is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance functions; (iii) developing and implementing employee training programs and materials; (iv) coordinating human resources; (v) food services and environmental functions; (vi) designing sales and marketing programs and coordinating sales and marketing functions; and (vii) providing strategic direction.

     The Company manages the operations of each of its facilities through standardized management reporting and centralized control of capital expenditures and the purchase of larger and more frequently used supplies. Facility expenditures are monitored by regional operations teams headed by one of the Company's Regional Vice Presidents who are responsible for the financial performance of the facilities in their region. The operational activities of the Company's assisted living facilities are directed by the Company's Chief Operating Officer who, along with the Regional Vice Presidents, is responsible for the opening and operation of these facilities.

  COMMUNITY--BASED MANAGEMENT

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

  QUALITY ASSURANCE AND TRAINING

     The Company's quality assurance program is designed to achieve, maintain and enhance high performance in the area of resident and family satisfaction, employee development, fiscal responsibility and corporate integrity, along with continuous internal quality improvement. Corporate office staff oversees the implementation of the quality assurance program at each of the Company's facilities. Resident and family participation is encouraged and feedback is sought through satisfaction surveys, focus groups, resident councils and discussions with family members. The Company provides intensive training programs to ensure that its quality standards are achieved by its employees at each facility, and strives to meet employees' needs and provide a respectful and cooperative environment. Employees are responsible for handling finances with efficiency and integrity and adhere to an ethical code of conduct. Internal standards for all areas of service have been established which the Company believes meet or exceed those of regulatory agencies. Monitoring and improving internal performance in regard to these standards is facilitated by cross-functional performance improvement teams. Additionally, inspections of each facility are conducted regularly by corporate staff who review all aspects of operations, care and services provided.

  MARKETING

     The Company's sales and marketing program has been developed by the corporate sales and marketing staff under the direction of the Company's Sr. Vice President of Sales and Marketing and is modified in accordance with the needs of each community. The Marketing Department focuses on creating awareness of the Company and its services among prospective residents, their families, medical and professional referral sources and other key decision makers. The Sales Department focuses on recruiting, hiring, and training sales personnel, and monitors their performance against census plans. Sales and marketing efforts are implemented on a regional and local level under the supervision of Regional Sales and Marketing Directors and facility Community Directors.

     Before opening a new assisted living facility, the Company contacts referral sources and conducts marketing programs that generate public awareness beginning with the start of construction and intensify several months prior to opening of the facility. An on-site Marketing Coordinator and Community Director are at the facility approximately four and six months, respectively, prior to the opening of the facility and are supported by the Company's corporate marketing department. The Company generally expects occupancy of newly developed assisted living facilities to reach a pre-opening goal of 20%, and expects to add an additional two to three new residents monthly reaching a targeted occupancy of 92% within 10 to 21 months after opening, depending on the size of the facility.

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

  MANAGEMENT INFORMATION SYSTEMS

     The Company's Information Systems department, under the direction of the Company's Sr. Vice President of Corporate Services, develops, implements and maintains management and financial systems which enable the Company to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. The Company uses flexible input methods and communications to allow for distributed data collection and analysis. Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate its operations without disruption or significant modification to existing systems through Fiscal 2001.

COMPETITION

     The health care industry is highly competitive and the Company believes that competition in its current and targeted markets will continue to increase. There are currently few regulatory and other barriers to entry in the assisted living industry. The Company faces competition for residents from numerous local, regional and national providers of facility-based assisted living and long-term care, including skilled nursing facilities. The Company believes the primary competitive factors in the senior care industry are: (i) reputation for, and commitment to, high quality care; (ii) quality of support services offered (such as home health care and food services); (iii) price of services; (iv) physical appearance and amenities associated with the facilities; and (v) location. Because seniors tend to choose senior living facilities near their homes, the Company's principal competitors are other senior living and long-term care facilities in the same geographic areas as the Company's facilities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

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

     Laws and regulations governing skilled nursing facilities are particularly extensive and establish minimum standards in a variety of areas, including physical plant specifications; personnel training and education; the level of nursing, physician, rehabilitation, social, dietary and recreational services to be provided; and safety and evacuation plans. The Omnibus Budget Reconciliation Act of 1987 ("OBRA") significantly redefined the scope and nature of federal regulations governing skilled nursing facilities certified to participate in the Medicare and Medicaid programs, with an emphasis on resident rights and quality of care. Skilled nursing facilities are also generally subject to and must comply with state and/or local building and fire codes. In addition, some states, including Missouri, have certificate of need laws applicable to skilled nursing facilities. Certificate of need laws require that a state agency determine that a sufficient need exists for a facility before it may be opened. These laws may also regulate permitted capital expenditures and expansion of services and beds.

     Skilled nursing facilities, like other health care providers, are periodically inspected by governmental agencies with authority over licensing and certification for participation in the Medicare and Medicaid programs. New survey and certification requirements under OBRA for participation in the Medicare and Medicaid programs became effective in 1995, significantly changing the process of surveying long-term care facilities. These requirements established a graduated system of penalties and remedies to match the severity of the deficiency. Facility deficiencies may result in the imposition of fines and penalties, a need to undertake corrective actions, a temporary moratorium on admissions pending correction of deficiencies, and could result in decertification from the Medicare and Medicaid programs or loss of licensure and closure of the facility. To date, these regulations have not had a material adverse effect on the Company's operations. On March 25, 1999, President Clinton signed the Nursing Home Resident Protections Amendments of 1999, which require nursing facilities that voluntarily withdraw from the Medicaid program to continue to accept Medicaid reimbursement and remain subject to Medicaid requirements with respect to residents who were eligible for Medicaid immediately preceding the voluntary withdrawal. In addition, the federal government, through the Health Care Financing Administration ("HCFA") has issued new instructions to state agencies that are responsible for surveys of nursing facilities. In March 1999, HCFA sent a letter to state survey agencies regarding the need to timely and comprehensively investigate complaints in nursing facilities and take appropriate action where warranted. In July 1999, HCFA substantially revised survey procedures in nursing facilities to include a presurvey analysis of the facility's compliance record based upon resident and facility data that facilities must report to the federal government on a continual basis. The Company believes it is in substantial compliance with applicable federal and state laws, rules and regulations governing nursing facilities, but it is unable to predict the extent to which these changes in procedure will have an impact on the Company's business.

     The Company's assisted living facilities are subject to regulation by various state and local agencies. Currently, federal health care laws do not have a significant impact on the care and services provided by the Company's assisted living facilities because the federal government is not responsible for licensing facilities and Medicaid provides only limited reimbursement for some services provided in some of the Company's assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility's operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. In addition, in several states, including Arkansas, Missouri, Kentucky and New Jersey certificate of need laws apply to assisted living facilities. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

     Because assisted living facilities historically have not been considered as traditional health care entities and government and private insurers generally have not reimbursed providers for assisted living services, these facilities have not been subject to the degree of regulation, which governs nursing homes and other health care providers. The United States Congress and the United States Department of Health and Human Services are studying assisted living as an alternative to or extension of nursing facility care. As a result, a number of federal health laws are under consideration that could have an impact on the Company's operations in the future. The content of such laws, the extent of any increased regulation and the impact of any such regulation on the Company cannot be predicted at this time and there can be no assurance that such regulations will not adversely affect the Company's business. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. The Company has elected to participate in Medicaid programs in Arkansas, Virginia and North Carolina.

     In addition to other federal and state employment laws, Pennsylvania recently enacted a law that requires the Company's skilled nursing facilities and assisted living facilities in Pennsylvania to obtain a report of criminal history record information for all prospective employees. The Company has established procedures to assure that its facilities in Pennsylvania are in compliance with this state law, and the Company believes that its facilities are in compliance with the law. Failure to comply with this law could subject the facility administrator and facility owner to civil and criminal penalties and could result in loss of the facility's license.

     As a Medicare and Medicaid provider with respect to its skilled nursing facilities, the Company is subject to a variety of laws regulating relationships among health care facilities, providers and physicians. In addition, when the Company's assisted living facilities contract with health care providers whose services are reimbursed by Medicare or Medicaid, e.g., physicians, the Company is subject to these anti-remuneration laws. Among these laws is the federal "Stark Act" legislation which prohibits, with some exceptions, a physician from referring patients for certain designated health care services, including home health care and certain rehabilitation services, to entities in which the physician or a member of his or her family has a financial interest. In early 1998, proposed regulations relating to the Stark Act were issued. In addition, several legislative reforms of the Stark Act have been introduced in Congress in 1999. The Company is not able to predict at this time what the content of final regulations may be or whether the Stark Act will be revised. Therefore, the Company also cannot predict the impact revised legislation or final regulations may have on the Company's business and operations. The Company is also subject to federal anti-kickback laws, which prohibit the payment or receipt of any remuneration in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. Violation of these provisions could result in civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. There are currently a number of federal initiatives being undertaken to increase enforcement of the federal anti-kickback law and other antifraud and abuse provisions. The federal government, through the Office of Inspector General, recently released a model compliance plan for nursing facilities. The model plan identifies a number of risk areas where nursing facilities need to pay particular attention to their practices. The Company has established a corporate compliance code of conduct relating to, among other things, resident and patient care, and fraud and abuse/legal policy and procedures. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of antifraud provisions designed to further fight abuse and enhance program integrity. Certain states have also enacted anti-kickback laws patterned on the federal law. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including antifraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated there under will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company.

     As a result of the Missouri divestiture in January 2000, the Company no longer derives a significant portion of its revenues from federal and state reimbursement programs. The remaining three skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Budget Act, which provisions materially impacted the Company's operations and financial condition. The Budget Act provides for the establishment of a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). The PPS for skilled nursing facilities is being phased in over three cost reporting periods, commencing on or after July 1, 1998. During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate. Once the PPS is fully implemented, skilled nursing facilities will be paid a federal per diem rate for covered services, which include routine and ancillary services and most capital-related costs. In conjunction with PPS, consolidated billing for Medicare Part A Services is required for skilled nursing facilities. Under consolidated billing for Medicare Part A Services, facilities must bill Medicare for all of the services residents receive, including all therapy services. The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. On November 29, 1999, the Balanced Budget Retirement Act ("BBRA") became law providing some relief from various provisions of the Budget Act. With respect to skilled nursing facilities, the BBRA provides a temporary increase in Medicare payment for some patients in certain high cost categories and made other adjustments to the consolidated billing and PPS provisions of the Budget Act. To maximize operating results under the new regulations the Company embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a renegotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity; (iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. The financial impact of these operational changes and the new Medicare reimbursement rates are reflected in the Fiscal Year 2000 and 1999 operating results and further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     State Medicaid programs currently apply to all of the Company's skilled nursing facilities. In some of the states where the Company has assisted living facilities, Medicaid programs apply to the facilities through Medicaid waiver programs or other Medicaid rules. While these programs differ in certain aspects from state to state, they are all subject to requirements imposed by the federal government, which provides approximately 50% of the funds available under these programs. In Missouri, where the Company operated skilled nursing facilities in fiscal year 1998, 1999, and part of Fiscal Year 2000, payments are based upon specific cost reimbursement formulas established by that state, which are generally based on historical costs with adjustment for inflation. Pennsylvania instituted a case mix reimbursement system in 1996, which reimburses skilled nursing facilities based upon a combination of resident acuity and cost data.

     For Fiscal 2000, including the divested Missouri operations, the Company derived approximately 19% of its gross patient revenues from Medicare and approximately 53% of its gross patient revenues from Medicaid. For the years ended June 30, 1999 and 1998, the Company derived approximately 26% and 43% of its gross patient revenues from Medicare, respectively, and approximately 48% and 37% of its gross patient revenues from Medicaid, respectively. Excluding the Missouri operations, the Company derived approximately 22% and 41% of its gross patient revenues from Medicare and Medicaid, respectively, in Fiscal 2000.

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

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access to the services provided by the Company and use of the facilities of the Company by disabled persons. To the extent that the Company is a recipient of federal funds through the Medicaid program, it is subject to additional federal laws such as the Rehabilitation Act of 1973.

Other federal, state and local laws which prohibit discrimination by places of public accommodation also may require modifications to existing and planned properties to create access by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further, future new or changes to existing federal, state or local legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

     The Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on its property. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances, or failure to remediate such contamination properly, may also affect adversely the owner's ability to sell or rent the property, or to borrow using the property as collateral.

     Under these laws and regulations, an entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties arising from the handling or disposal of hazardous or toxic substances.

     In connection with the operation of its properties, the Company operates public water systems that are subject to regulation under federal law and required to comply with certain standards pertaining to the quality of the water supplied and with certain monitoring and reporting requirements. The Company could be liable for costs, including governmental fines and injuries to persons, in the event of violations of the law or regulatory standards arising from the operation of its water systems.

LIABILITY AND INSURANCE

     Providing health care services involves an inherent risk of liability. Participants in the senior living and health care services industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and managed facilities with such coverages and deductibles which management believes are prudent, adequate and in keeping with industry practice. The Company also has umbrella excess liability protection policies in the amount of $5.0 million to $10.0 million per location. In addition, the Company maintains policies for employee practices and officers and directors liability in the amounts of $1.0 million and $10.0 million respectively. There can be no assurance that a claim in excess of the Company's insurance will not be asserted. A claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse affect on the Company. The Company's insurance policies are reviewed annually.

     Based on poor loss experience arising from medical malpractice claims and claims arising under the patient bill of rights, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been the primary targets of these insurers, assisted living companies, including Balanced Care, have seen premium and deductible increases. In certain states, including Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

EMPLOYEES

     As of June 30, 2000, the Company had approximately 2,400 employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and its operating expenses.

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

     Limited Operating History. The Company was formed in April 1995 and has a limited operating history. The Company had net income (loss) of ($909,000), ($4,492,000), $3,575,000 and ($23,637,000) for its fiscal years ended June 30,
1996, 1997, 1998, and 1999 respectively, and had a net loss of ($21,589,000) for Fiscal Year 2000. As of June 30, 2000, the Company had an accumulated deficit of $47,062,000. The Company's newly developed assisted living facilities are expected to incur operating losses until they achieve break-even occupancy levels of approximately 70%-85%. The Company expects to achieve targeted stabilized occupancy levels of approximately 92% approximately 10 to 24 months after opening, depending on the size of the facility. In addition, the Company's acquired operations, even if profitable when acquired, may incur operating losses pending their integration into the Company's business. Several of the facilities that have been acquired by the Company have continued to experience operating losses. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Accordingly, there can be no assurance that the Company will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Implementation of Strategies. To date, the Company's growth has been primarily attributable to development of assisted living facilities and acquisitions of assisted living and skilled nursing facilities. The Company's first Outlook Pointe(R) signature series assisted living facility opened in May 1997. The Company has opened 49 additional Outlook Pointe(R) signature series assisted living facilities through June 30, 2000. As discussed previously, the Company has focused management's efforts on the operations of existing facilities and newly constructed facilities, while substantially reducing its development activities with respect to new sites and projects. Management is focused on building market share in existing markets, channeling its financial and human resources into meeting facility occupancy goals and building brand recognition throughout the Balanced Care system. If, and when, capital becomes available to the Company on acceptable terms, the Company may begin incremental development of its signature series assisted living facilities on a limited basis. Any future growth strategies may place a significant burden on the Company's management resources and require the development, implementation and continual enhancement of sufficient operational, resident care, financial and management information systems. Successful implementation of the Company's strategies will also depend on its ability to raise capital and carry out its strategic plans and to attract, motivate and retain management, professional, marketing and other key personnel. There can be no assurance that its strategies can be implemented successfully or that sufficient management resources and operational, resident or patient care, financial and management information systems will be available. If the Company is unable to manage its growth or to implement its strategies effectively, its business, results of operations and financial condition could be materially and adversely affected.

     Need for Additional Capital. The Company has financing to fund the completion of the remaining two projects under construction at June 30, 2000. The Company will need additional capital resources to fund any new development projects or acquisitions, including the working capital required to fund any new development projects during the start-up phase until a break-even point is attained. For the 27 communities managed and two projects under construction at June 30, 2000, the Company estimates that it will be required to make future working capital shortfall contributions in connection with certain of these projects through Fiscal 2002. The Company also estimates that it will require approximately $13-16 million in cash if it exercises its options to purchase the stock or assets of Operators/Lessees for the 27 projects currently managed and the two to be managed which are under construction. The Company expects to exercise these options for eight of these facilities during Fiscal 2001 and the remaining 21 over the next 2-3 years based upon available cash. The Company's future growth will depend on its ability to obtain capital financing on acceptable terms to exercise its purchase options and to fund any future development and acquisition transactions. The Company may seek additional financing through public or private financing sources, including equity, debt or lease financing, or through the sale of certain assets. Financing transactions effected through the issuance of securities could result in substantial dilution to holders of Common Stock. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient financial resources could result in the Company delaying or eliminating its plans to exercise purchase options, thereby slowing the growth of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     Assisted Living Facility Construction and Occupancy Risks. To date, the Company has developed, built and opened 50 of its Outlook Pointe(R) signature series assisted living facilities. By November 30, 2000, the Company plans to open an additional two Company-designed assisted living facilities under construction with an aggregate capacity of 186 residents. This will bring the total of developed Outlook Pointe(R) facilities to 52, with a capacity of 3,604 residents and will conclude the Company's initial round of development activity initiated three years ago. Achievement of this goal will depend upon a number of factors, including the Company's ability to obtain adequate occupancy, licensing and other required governmental permits on a timely basis, and to control construction costs and project completion schedules for the projects currently under construction. In addition, numerous factors outside the Company's control will impact the successful completion of its development projects, including shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the method of applying such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes and adverse weather. There can be no assurance that the Company will not encounter delays in completing its existing development program or that it will be successful in developing and constructing any other assisted living facilities. Also, there can be no assurance that completed facilities will achieve targeted occupancy rates or otherwise be economically successful. The Company's inability to complete its existing development plans or the delay of those plans could have a material adverse effect on its business, results of operations and financial condition.

     Substantial Fixed Charges; Pledge of Assets. The Company leases most of its facilities under long-term operating leases. Lease and debt service obligations of the Company for Fiscal Year 2000 aggregated approximately $22,300,000. Leases generally provide for rent increases and require the Company to pay taxes, utilities and insurance obligations. All of the Company's managed facilities (including the two under construction) are financed by operating leases. The Company intends to continue to acquire the leasehold interests of facilities financed under the Black-Box Structure and thus expects that the amount of its lease-related obligations will increase as the Company pursues this strategy. As a result, an increasing portion of the Company's cash flow will be devoted to lease payments and debt service, which will reduce the amount of cash flow otherwise available to support the Company's growth. Such leases and mortgages also typically contain rent coverage and other financial covenants. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required lease and debt service payments or that the financial performance of the Company or of particular subsidiaries or facilities will be adequate to meet applicable financial covenants. Any payment or other default could cause a lender to foreclose upon any collateral securing the indebtedness or, in the case of an operating lease, could terminate the lease, resulting in a loss of revenue and asset value to the Company. In certain cases, indebtedness secured by real estate of a facility is also secured by a pledge of the Company's operating interest in the facility and, in certain other cases, indebtedness and facility leases are secured by a pledge of stock of certain of the Company's subsidiaries.

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

     Geographic Concentration of Business. Historically, a substantial portion of the Company's facilities were located in Missouri and Pennsylvania. Operating revenues attributable to the Company's business in these states accounted for approximately 94%, 92% and 83% of the Company's total operating revenues for the years ended June 30, 1998, 1999, and 2000, respectively. Currently a substantial portion of the Company's business is located in Pennsylvania, as a result of the divestiture of the Missouri operations. In fiscal year 2000 operating revenues attributable to the Company's business in Pennsylvania accounted for approximately 74% of total operating revenues excluding the Missouri operations. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues "special fraud alerts" which address specific areas of concern. The federal government, through the Office of Inspector General, recently released a model compliance plan for nursing facilities. The model plan identifies a number of risk areas that need to be addressed by such facilities. Federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Budget Act signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. The Company has elected to become a Medicaid provider in several states with respect to its assisted living facilities. Such entities are subject to all of the requirements applicable to Medicaid providers, including the anti-fraud and abuse legislation. Although the Company believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

     The Americans with Disabilities Act of 1990 requires all places of public accommodation to meet certain federal requirements related to access to the services provided by the Company and use of the facilities of the Company by disabled persons. To the extent that the Company is a recipient of federal funds through the Medicaid program, it is subject to additional federal laws such as the Rehabilitation Act of 1973. Other federal, state and local laws which prohibit discrimination by places of public accommodation may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties comply with present requirements or are exempt there from, if required changes involve a greater expenditure than anticipated or must be made more quickly than anticipated, additional costs will be incurred by the Company. Further, future new or changes to existing, federal, state or local legislation may impose additional burdens or restrictions relating to access by disabled persons. The failure to comply with federal, state and local antidiscrimination laws could subject the Company to civil fines or damages from private legal actions.

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

     Health Care Reform. In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by HCFA, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company's business, results of operations and financial condition. The Company's skilled nursing facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in Pennsylvania exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of long-term care facilities. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. For example, HCFA released a study in July 2000 relating to staffing levels in nursing facilities. As a result, new requirements for minimum staffing levels in nursing facilities are being considered by the federal government. Failure to obtain and maintain Medicare and Medicaid certification at the Company's long-term care facilities could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. The Company cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the Common Stock in the future.

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

     Competition. The senior living and health care industry is highly competitive and the Company believes that competition in its current and targeted markets will continue to increase. The Company faces current and prospective competition for residents and patients and for employees from numerous local, regional and national providers of facility-based assisted living and long-term care. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than the Company. There are currently few regulatory and other barriers to entry into the assisted living industry. If the development of new assisted living facilities surpasses the demand for such facilities in particular markets, such markets could become saturated. Competition could limit the Company's ability to attract residents and patients and expand its business and could have a material adverse effect on the Company's business, results of operations and financial condition.

     Environmental Risks. The Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous of toxic substances on its property. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances, or failure to remediate such contamination properly, may also affect adversely the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an entity that arranges for disposal of hazardous or toxic substances, at a disposal site, may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties arising from the handling or disposal of hazardous or toxic substances.

     Change of Control. Under certain circumstances unless waived, the acquisition by one or more related persons of 50% or more of the Common Stock of the Company constitutes a default under certain leases pertaining to the facilities leased or managed by the Company and could result in the termination of such leases or the exercise of other remedies thereunder by the lessor. See "Certain Relationships and Related Transactions". Other financing arrangements of the Company contain similar change of control provisions which could result in the termination of such arrangements or the exercise of other remedies thereunder upon a change of control of the Company (as defined in such arrangements). During Fiscal Year 2000, the Company entered into two separate transactions which, when combined, constituted a change in control. The Company has obtained waivers of default, as a result of the change in control, from the applicable lessors. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operation -- Recent Developments.")

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

                                                              HIGH         LOW
                                                              ----         ---
Fiscal year ended June 30, 2000:
  1st Quarter...............................................   $2 3/16     $1 1/8
  2nd Quarter...............................................    1 15/16      7/8
  3rd Quarter...............................................    2 7/8       1 3/16
  4th Quarter...............................................    2 1/8       1 7/16
Fiscal year ended June 30, 1999:
  1st Quarter...............................................   $7 3/4      $4 3/8
  2nd Quarter...............................................    8 1/4       4 3/4
  3rd Quarter...............................................    8 1/2       2
  4th Quarter...............................................    2 3/4       1 7/8

     On September 22, 2000, the last reported sales price for the Common Stock as reported on the American Stock Exchange was $1.00 per share. The number of holders of record of the Common Stock on September 22, 2000 was approximately 117.

DIVIDENDS

     The Company has not paid or declared any dividends on its capital stock since its inception. The Company intends to retain earnings for support of its operations and future development of its business and will not distribute them to stockholders as dividends. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

PRIVATELY PLACED SECURITIES

     The Company issued warrants to purchase shares of Common Stock, as follows, in transactions intended to be exempt from the registration requirements of the Securities Act of 1993, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. The warrants were issued in consideration for certain services and financing arrangements with the Company.

                                       NUMBER OF   EXERCISE
DATE OF ISSUANCE     WARRANT HOLDER    WARRANTS     PRICE      TERM           EXERCISABLE
----------------     ---------------   ---------   --------   -------   ------------------------
July 7, 1999         Hakman & Co          3,650     $1.94     3 years   1 yr. from date of grant
July 14, 1999        Hakman & Co            250     $2.00     3 years   1 yr. from date of grant
July 23, 1999        Hakman & Co          1,500     $2.00     3 years   1 yr. from date of grant
July 29, 1999        Hakman & Co          4,000     $1.94     3 years   1 yr. from date of grant
September 27, 1999   Hakman & Co          2,500     $1.19     3 years   1 yr. from date of grant
October 5, 1999      Hakman & Co            500     $1.03     3 years   1 yr. from date of grant
December 21, 1999    Raymond James &    334,000     $1.50     5 years   Vested Immediately
                     Associates,
                     Inc.

ITEM 6--SELECTED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for each of the years in the five-year period ended June 30, 2000 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1999 and 2000 and for each of the years in the three year period ended June 30, 2000 and the independent auditors' report thereon, are included elsewhere herein.

                                                          YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            2000        1999       1998       1997       1996
                                          --------    --------    -------    -------    ------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................  $ 60,749    $ 78,446    $88,888    $49,480    $  811
Operating Income (Loss).................  $(16,924)   $(24,023)   $ 2,480    $(3,787)   $ (814)
Net Income (Loss).......................  $(21,589)   $(23,637)   $ 3,575    $(4,492)   $ (909)
Net Income (Loss) Per Diluted Share.....  $   (.81)   $  (1.41)   $  0.28    $ (0.66)   $ (.34)
Weighted Average Shares -- Diluted......    26,517      16,713     12,928      6,763     2,696
Cash and Cash Equivalents...............  $  5,722    $  8,160    $15,481    $ 7,908    $  567
Total Assets............................  $119,994    $ 71,055    $85,972    $33,017    $7,292
Long-term Obligations...................  $ 66,668    $ 16,535    $ 8,847    $12,117    $5,121
Redeemable Preferred Stock..............  $     --    $     --    $    --    $13,249    $   --
Stockholders' Equity (Deficit)..........  $ 36,306    $ 38,358    $61,859    $(1,444)   $1,124

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the years ended June 30, 2000, 1999 and 1998 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors," section in Part I of this report.

OVERVIEW

     The Company was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's Balanced Care Continuum strategy, such as medical rehabilitation, dementia, and Alzheimer's services, home health care and skilled nursing.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at June 30, 2000 and 1999 (excluding the former Missouri facilities):

                                                                JUNE 30,
                                   -------------------------------------------------------------------
                                                 2000                               1999
                                   --------------------------------   --------------------------------
                                   OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                   -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.....................   12       11       27       50      --        6       28       34
Acquired Assisted Living
  Facilities.....................    5        8       --       13       5        8       --       13
Skilled Nursing Facilities.......   --        3       --        3      --        3       --        3
                                    --       --       --       --      --       --       --       --
                                    17       22       27       66       5       17       28       50
                                    ==       ==       ==       ==      ==       ==       ==       ==

     As of June 30, 2000, the Company has operations in Pennsylvania, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These operating facilities have a capacity for 4,286 assisted living residents and 169 skilled nursing patients. In January 2000, the Company divested its Missouri assets consisting of 10 skilled nursing facilities with 1,135 beds, nine assisted living and independent living facilities with 245 beds and a home health agency. The Company has discontinued its own rehabilitation agencies and now exclusively utilizes third party agencies to provide therapy services.

     In addition to the 50 Outlook Pointe(R) signature series assisted living facilities opened as of June 30, 2000, the Company has signed agreements to develop and manage an additional two assisted living facilities currently under construction, which are scheduled to open in October and November 2000. This will conclude the Company's initial round of development activity initiated three years ago. Future development may be conducted on a project-by-project basis subject to available financing on acceptable terms.

     The Company generates revenue from four primary sources: resident services, patient services, development fees and management fees. Resident services include all revenues earned from services provided to assisted living facility residents except revenues for therapies and home health care services provided by the Company's licensed agencies which were, prior to the discontinuation of these services, included in patient services revenues. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub acute care, home health, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents prior to discontinuation of these services. Development fees and management fees are earned for developing and managing assisted living facilities for real estate investment trusts ("REITs") and other owners or lessees. As a result of the divestiture of the Missouri operations, the acquisition of the operations of developed facilities (both discussed under "Strategic Changes and Business Developments" below), and the wind-down of development activity, the mix of the Company's revenues will continue to change, and revenues from assisted living resident services is expected to increase as a percentage of total revenues.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) development, general and administrative expenses, which primarily include corporate office expenses, regional office expenses, development expenses and other overhead costs; (iii) provisions for losses, which include losses relating to the curtailment of development activities which were previously capitalized, losses relating to working capital advances made under shortfall funding agreements, and losses from severance agreements; (iv) lease expense which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (v) depreciation and amortization.

RECENT DEVELOPMENTS

  CHANGE IN CONTROL

     On July 31, 2000, HR Investments Limited, a Cayman Islands corporation ("HR"), RH Investments Limited, a Cayman Islands corporation ("RH"), and VXM Investments Limited, a Cayman Islands corporation ("VXM" and together with HR and RH, collectively, the "Holders"), each purchased at par from the Company, 9.5% Unsecured Convertible Grid Debentures (collectively, the "Debentures"), as amended by Amendment No. 1 to 9.5% Unsecured Convertible Grid Debentures dated as of July 31, 2000 (the "Amendment", and together with the Debentures, collectively, the "Amended Debentures"), in an aggregate principal amount equal to $14,000,000. The Amended Debentures were purchased in accordance with the terms and conditions of three Purchase Agreements dated as of June 30, 2000 between the Company and each of the Holders. The Purchase Agreements and the form of the Debentures were filed as exhibits to the Company's Current Report on Form 8-K dated June 30, 2000.

     Under the Amended Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date (as defined below) and July 1, 2005 (the "Maturity Date"), to convert all or any part of the Amended Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Amended Debentures, the "Conversion Rate"). The Amended Debentures mature on the Maturity Date. Interest under the Amended Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Amended Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date").

     Depending on when (and if) the Amended Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Amended Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of Common Stock of the Company after giving effect to the transactions.

     The Holders and IPC Advisors S.a.r.l., a Luxembourg company ("IPC"), may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. See "Equity Transaction" discussed below. As a result of the Equity Transaction and certain open market purchases subsequent to fiscal year-end, IPC presently beneficially owns 17,972,400 shares of Common Stock of the Company, representing approximately 52.6% of the outstanding shares of Common Stock of the Company. As of September 15, 2000, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 60.6% of the Common Stock of the Company. If the Amended Debentures are outstanding until the Maturity Date and the Company elects, in lieu of payment, to add the interest amount payable to the outstanding principal amount of the Amended Debentures until the Maturity Date, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 64.3% of the Common Stock of the Company.

OTHER FINANCING

     In June 2000, the Company issued two discounted promissory notes (the "RCW Notes") totaling $10,000,000 in favor of RCW Overseas Limited ("RCW") each bearing an annual yield of 11%. The outstanding principal balance plus accumulated interest in the amount of $10,102,767 was paid to RCW on August 1, 2000, which fully discharged the Company's obligations under the RCW Notes. The Company repaid the RCW Notes with a portion of the proceeds from the issuance of the Debentures discussed above.

STRATEGIC CHANGES AND BUSINESS DEVELOPMENTS

  EQUITY TRANSACTION

     In October 1999, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IPC, under which IPC agreed to make an equity investment of approximately $21,000,000 in the Company (the "Equity Transaction"). Under the first tranche of the Equity Transaction, which closed on October 11, 1999, the Company issued to IPC 3,300,000 shares of Series C Convertible Preferred Stock, par value $.001 (the "Series C Preferred Stock"), at a price per share of $1.25, for an aggregate purchase price of $4,125,000. Under the second tranche of the Equity Transaction, which was approved by the stockholders of the Company on December 15, 1999 and closed on December 21, 1999, the Company issued to IPC 13,400,000 shares of Common Stock, at a price per share of $1.25, for an aggregate purchase price of $16,750,000, and the outstanding shares of Series C Preferred Stock automatically converted into 3,300,000 shares of Common Stock. Upon closing of the Equity Transaction, IPC directly owned approximately 49.8% of the outstanding shares of Common Stock of the Company.

  PROPERTY ACQUISITION

     On December 30, 1999, the Company and 12 of its subsidiaries (collectively the "Subsidiaries"), IPC and New Meditrust Company LLC ("Meditrust"), entered into a Memorandum of Understanding (the "Memorandum of Understanding"), under which the Subsidiaries acquired the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities (the Tranche One

Properties). The aggregate purchase price for the Tranche One Properties was $52,231,911 (the "Tranche One Purchase Price"), which was determined based on arms' length negotiations. The Tranche One Purchase Price was paid as follows:
(a) $44,420,857 in cash by the Company (the "Cash Portion") and (b) $7,811,054 pursuant to a Promissory Note dated as of December 30, 1999, as amended (the "Meditrust Note") made jointly by the Company and IPC in favor of Meditrust.

     The Cash Portion of the Tranche One Purchase Price was funded as follows:
(a) $5,420,857 in cash by the Company, (b) $32,000,000 in the form of a loan (as the same may be amended or increased from time to time, the "Heller Loan") with Heller Healthcare Finance, Inc. ("Heller"), and (c) a $7,000,000 discount note (the "FRR Note") with FRR Investments Limited ("FRR").

     In conjunction with the Tranche One purchase, the Company entered into a loan agreement (the "Heller Loan Agreement") with Heller and obtained the $32,000,000 Heller Loan. The Heller Loan has a maturity date of December 31, 2001. Interest on the Heller Loan accrues at a floating rate per annum equal to the Base Rate (as defined in the Heller Loan Agreement) plus 3.75%. Commencing on February 1, 2000, the Company will pay interest monthly in arrears. In addition, commencing on November 20, 2000, the Company will pay 100% of the Excess Cash Flow (as defined in the Heller Loan Agreement), which will be applied to the principal balance. Although the Heller Loan has a two-year term, the exit fee due upon pay off increases from 1% to 3% after September 30, 2000. The Company's obligations under the Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     On April 27, 2000, the Company and Heller agreed to increase the Heller Loan by $5,000,000, which increased the loan amount from $32,000,000 to $37,000,000. The $37,000,000 Heller Loan is on the same terms and conditions, and uses the same collateral, as the original Heller Loan. The proceeds from the $5,000,000 increase provided the ongoing working capital required for operations of the Company.

     In September 2000, the Company and Heller again agreed to increase the Heller Loan by $5,000,000, which increased the loan amount from $37,000,000 to $42,000,000. The $5,000,000 increase was made to the Company by Heller on substantially the same terms and conditions, and using the same collateral as the original Heller Loan, except that the additional $5,000,000 is due and payable on November 15, 2000 and is subject to an additional exit fee of $600,000 if not repaid by October 31, 2000. Interest on the additional $5,000,000 accrues at prime plus 2%, and is due and payable in arrears on November 15, 2000. Approximately $2,500,000 of the proceeds from the $5,000,000 increase will provide working capital required for operations until the Company raises the additional capital discussed in the section under the heading entitled "Liquidity and Capital Resources." The remaining $2,500,000 will be placed into an interest bearing reserve account to be used by Heller, at its discretion, to cure any past due interest or other defaults that may arise from time to time while the Heller Loan is still outstanding. In addition, so long as there are no defaults, the $2,500,000 reserve may be used by the Company to repay the $5,000,000 increase by November 15, 2000. As a result of the two $5,000,000 increases, the Company's indebtedness to Heller under the Heller Loan increased from $32,000,000 to $42,000,000.

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

     As additional security for the Company's obligations under the Indemnification Agreement and the FRR Note (which has been fully repaid), the Company and the Subsidiaries entered into a Stock Pledge Agreement dated as of April 18, 2000 (the "Stock Pledge Agreement") with IPC and FRR, under which the Company pledged the stock of each of the Subsidiaries to IPC and FRR.

     Notwithstanding the foregoing, the Company, the Subsidiaries, IPC, FRR and Heller entered into a Subordination Agreement in favor of Heller. Under the Subordination Agreement, IPC and FRR agreed to subordinate their respective rights under the Stock Pledge Agreement, the FRR Note and the Indemnification Agreement in favor of Heller and agreed to refrain from taking any action against the collateral pledged under the Stock Pledge Agreement until the obligations under the Heller Loan Agreement, as amended, are paid in full; provided, however, the Subordination Agreement permits IPC, FRR and the Company, so long as no event of default exists under the Heller Loan Agreement, as amended, to pay and to collect such sums that are owed under the FRR Note and the Indemnification Agreement in accordance with the respective terms thereof.

     The Company, IPC and Meditrust also entered into an Option Agreement dated as of December 30, 1999, as amended (the "Option Agreement"), pursuant to which the Company and IPC have the right, but not the obligation (the "Option"), to designate various nominees to acquire the real property, improvements, furniture, fixtures and equipment of an additional twelve Outlook Pointe(R) assisted living facilities located in Pennsylvania (3), Arkansas (2), Ohio (2), Virginia (2), and Tennessee (3) (collectively, the "Tranche Two Properties"). The Option is jointly exerciseable by the Company and IPC.

     With respect to eight of the 12 Tranche Two Properties (the "First Group"), the Company may exercise the Option from and including January 2, 2000 through and including October 13, 2000. The Company may only exercise the Option with respect to three or more of the First Group of properties. The aggregate purchase price for the First Group is approximately $30,600,000, which was determined based on arms' length negotiations. The purchase price is allocated among the First Group of properties as more specifically set forth in the Option Agreement. Closing on the Option for the First Group must occur within thirty days after the date on which the Option is exercised by the Company. The Company's ability to exercise the Option on the First Group of Tranche Two Properties on or before October 13, 2000 is dependent on the Company obtaining financing on acceptable terms.

     With respect to the four remaining Tranche Two Properties (the "Second Group"), the Company may exercise the Option from and including January 2, 2000 through and including March 3, 2001. The Company may only exercise the Option with respect to all of the Second Group. The aggregate purchase price of the Second Group is approximately $14,900,000, which was determined based on arms' length negotiations. The purchase price is allocated among the Second Group of properties as more specifically set forth in the Option Agreement. Closing on the Option for the Second Group must occur within thirty days after the date on which the Option is exercised by the Company. The Company's ability to exercise the Option on the Second Group of Tranche Two Properties on or before March 3, 2000 is dependent on the Company obtaining financing on acceptable terms.

     The Company is currently negotiating with several financing sources; however, there can be no assurance that the Company will be able to obtain adequate financing on acceptable terms to acquire either the First or Second Group of Tranche Two Properties before respective Options expire.

     If the Company exercises its Options with respect to either the First Group or the Second Group of Tranche Two Properties, the exercise is irrevocable. If the Company exercises but fails to close, Meditrust may (i) accelerate the amount due under the Meditrust Note, (ii) receive reimbursement of all reasonable out-of-pocket expenses (including attorneys' fees and expenses) and
(iii) terminate the Option Agreement.

  DIVESTITURE OF MISSOURI ASSETS

     On January 12, 2000, the Company completed the sale of its Missouri assets to Christian Health Care of Missouri, Inc. and certain of its affiliates (collectively, "CHM") pursuant to an Asset Purchase Agreement dated October 15, 1999 (as amended, the "Asset Purchase Agreement"). The Company sold its leasehold interests in eight skilled nursing facilities and nine assisted and independent living facilities, together with the operations of those facilities including a home health agency. The Company sold its real property interests and operations in two skilled nursing facilities.

     The aggregate consideration paid by CHM to the Company for the assets was
(i) $51,000,000 in assumed lease obligations, (ii) $6,675,000 in cash, (iii) $525,000 pursuant to a First Promissory Note dated January 12, 2000 that has a maturity date of January 1, 2004 (the "First Promissory Note"), and (iv) $2,000,000 pursuant to a Second Promissory Note dated January 12, 2000 that has a maturity date of July 1, 2001 (the "Second Promissory Note"). The aggregate consideration was determined based on arms' length negotiations.

     Due to the Company's existing commitments and guarantees as further described below, the Company has recorded a net deferred gain on the Missouri Divestiture in the amount of $2.0 million. The net deferred gain will be amortized into income as the Company's continuing commitments in the transaction, in the form of notes receivable and guaranties, expire.

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

          (1) The Existing Guaranties and the BCC Guaranty will terminate on the earlier to occur of (a) the complete payment and performance of the obligations under the Hawthorn Loan or (b) the Termination Date (as defined below).

          (2) The Cross-Default Agreement will terminate on the earlier to occur of (a) the Termination Date or (b) such time, if any, as the Leased Property (as defined in the Stafford Facility Lease Agreement) is transferred in accordance with the provisions of the Option Agreement dated as of December 30, 1999 by and among MT, the Company and the other parties thereto.

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

OPERATING AND CENSUS TRENDS

     The Company's core business improved during fiscal year 2000 as a result of ongoing operating and marketing changes.

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated (excluding the Missouri facilities):

                                            JUNE 30, 2000                        JUNE 30, 1999
                                  ---------------------------------    ---------------------------------
                                     STABLE        STABLE                 STABLE        STABLE
                                  FACILITIES(1)    BEDS(1)    TOTAL    FACILITIES(1)    BEDS(1)    TOTAL
                                  -------------    -------    -----    -------------    -------    -----
End of Period Capacity:
Owned...........................       17           1,052     1,052          5             332       332
Leased..........................       18             980     1,554         17           1,060     1,060
Managed.........................       12             742     1,935          4             228     1,905
                                       --           -----     -----         --           -----     -----
Total...........................       47           2,774     4,541         26           1,620     3,297
                                       ==           =====     =====         ==           =====     =====
End of Period Occupancy:
Owned...........................                       92%       92%                        87%       87%
Leased..........................                       87%       71%                        89%       89%
Managed.........................                       80%       59%                        68%       38%
                                                    -----     -----                      -----     -----
Total...........................                       84%       71%                        87%       53%
                                                    =====     =====                      =====     =====

---------------
(1) Includes communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding the recently divested Missouri operations:

                                    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                      1999          1999             1999          2000         2000
                                    --------    -------------    ------------    ---------    --------
                                                          (DOLLARS IN THOUSANDS)
AT QUARTER END:
Facilities in Operation...........       50             55              62             64          66
Resident Capacity.................    3,297          3,609           4,118          4,330       4,541
Census............................    1,946          2,278           2,655          2,972       3,199
FOR THE THREE MONTH PERIOD ENDED:
Revenue...........................  $11,432        $13,209         $15,587        $17,321     $18,860
EBITDAR...........................  $   206        $ 1,624         $ 2,335        $ 2,888     $ 3,337

     Operating highlights of improvements for the year ended June 30, 2000 compared to June 30, 1999 include: (i) a net census increase of 1,253, a 64% improvement; (ii) "same store" portfolio census increased by 38%; (iii) quarterly revenues increased by 65% in owned, leased, and managed facilities for the comparative quarter ended June 30, 1999 to the quarter ended June 30, 2000; and (iv) quarterly EBITDAR increased by 1500% in owned, leased, and managed facilities from the quarter ended June 30, 1999 to the quarter ended June 30, 2000.

     The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the managed facilities are not included in the Company's consolidated financial statements presented in this Annual Report in accordance with the guidance under GAAP.

     Although the Company experienced overall improvement in operating performance for its existing portfolio of owned, leased and managed facilities as of June 30, 2000, there was a decline in the consolidated GAAP results for the fourth quarter. The decline resulted from the consolidation of the operating results for the 10 special purpose entities ("SPEs") which the Company acquired, as further discussed in this section under the heading entitled "Liquidity and Capital Resources." Seven of these 10 SPE operations are in various stages of the lease-up phase and are currently incurring losses. The Company also incurred additional GAAP losses due to increased shortfall funding losses in the fourth quarter. This was the result of the timing of depletion of SPE working capital reserve funds. Management expects the working capital shortfalls to decrease significantly by the December 31, 2000 quarter end.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                              2000     1999     1998
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Total revenue...............................................  100.0%   100.0%   100.0%
Operating expenses:
  Facility operating expenses...............................   75.4     73.3     70.8
  Development, general and administrative expenses..........   16.4     16.3     13.4
  Provision for losses on termination of development
     activities.............................................    2.7     16.6       --
  Provision for losses under shortfall funding agreements...    9.5      6.0       --
  Provision for losses under severance agreements...........     --      2.0       --
  Lease expense.............................................   17.0     13.7     10.6
  Depreciation and amortization.............................    6.8      2.7      2.4
                                                              -----    -----    -----
Income (loss) from operations...............................  (27.8)   (30.6)     2.8
Other income (expense):
  Interest and other income.................................    0.7      1.0      0.8
  Interest expense..........................................   (6.2)    (0.8)    (2.0)
  Purchase option payments..................................   (1.0)      --       --
  Gain (loss) on sale of assets.............................     --     (0.4)     3.2
                                                              -----    -----    -----
Income (loss) before income taxes and extraordinary
  charge....................................................  (34.3)   (30.8)     4.8
Provision for income taxes..................................    0.1     (0.7)     0.8
                                                              -----    -----    -----
  Loss before extraordinary charge..........................  (34.4)   (30.1)     4.0
  Extraordinary charge for early retirement of debt.........   (1.2)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................  (35.6)   (30.1)     4.0
                                                              =====    =====    =====

  YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

     Total Revenue. Total revenue for Fiscal 2000 decreased by $17,697,000 to $60,749,000 compared to $78,446,000 for Fiscal 1999. This decrease was the result of: (i) a decrease in patient service revenues of $20,197,000, which resulted from the divestiture of the Missouri operations; (ii) decreased development fees of $5,546,000 related to the Company's curtailment of new development; and (iii) a decrease of $1,058,000 resulting from the divestiture of the Wisconsin facilities in Fiscal 1999. These decreases were partially offset by additional resident service revenues of $8,866,000, primarily from SPE facilities acquired during fiscal years 2000 and 1999. Resident services comprised 52% and 29% of total revenues for Fiscal 2000 and 1999, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living development and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in Fiscal 2000 due to the divestiture of the Missouri operations.

     Operating Expenses. Total operating expenses decreased by $24,796,000 to $77,673,000 for Fiscal 2000 from $102,469,000 for Fiscal 1999. This decrease was attributed to: (i) decreased expenses of $20,307,000 resulting from the divestiture of the Missouri operations; (ii) a decrease of $11,400,000 in the provision for losses on termination of development activities; and (iii) a $2,817,000 decrease in development, general and administrative expenses primarily resulting from staff reductions resulting from the curtailment of development activities and other cost saving initiatives. These decreases were partially offset by increased expenses of $9,541,000 from SPE facilities acquired during fiscal years 2000 and 1999.

     Facility operating expenses for Fiscal 2000 decreased by $11,686,000 to $45,832,000 from $57,518,000 for Fiscal 1999. The decrease was the result of:
(i) a decrease of $16,609,000 resulting from the divestiture of the Missouri operations and a decrease of $1,001,000 resulting from the divestiture of the Wisconsin facilities and

(ii) a decrease of $713,000 resulting from the discontinuation of the Company's own rehabilitation agencies, which were phased out in the first quarter of Fiscal 2000. These decreases were offset primarily by an increase of $7,839,000 from SPE facilities acquired during fiscal years 2000 and 1999.

     Development, general and administrative expenses decreased by $2,817,000 to $9,964,000 for Fiscal 2000 from $12,781,000 for Fiscal 1999 as a result of cost saving initiatives and the elimination of regional office costs for the Missouri operations. As a percentage of total revenue, these expenses remained level for Fiscal 2000 compared to Fiscal 1999.

     The provision for losses on termination of development activities decreased by $11,400,000 to $1,650,000 for Fiscal 2000 from $13,050,000 in Fiscal 1999.
The prior year charge was the result of the announced curtailment of the Company's development activities. The current year provision was the result of construction and licensing delays on certain projects and the breach of contract by one contractor who filed for bankruptcy protection prior to the completion of three development projects.

     The provision for losses under shortfall funding agreements increased by $1,090,000 to $5,750,000 for Fiscal 2000 from $4,660,000 in Fiscal 1999. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     The Company recorded a provision for severance losses of $1,600,000 in Fiscal 1999 as a result of staff reductions necessitated by the curtailment of development activities. No provision was reported in Fiscal 2000.

     Lease expense decreased by $391,000 to $10,324,000 in Fiscal 2000 from $10,715,000 in Fiscal 1999. This decrease was primarily the net result of: (i) decreased rents of $2,700,000 for the divested Missouri operations; (ii) increased rents of $1,414,000 from SPEs acquired in 1999 and 2000; (iii) increased rents of $691,000 as a result of the sale/leaseback in March 1999 of two owned facilities, and (iv) general increases in annual rents.

     Depreciation and amortization increased by $2,008,000 to $4,153,000 for Fiscal 2000 from $2,145,000 for Fiscal 1999. The increase resulted from an increase of: (i) $1,065,000 relating to the properties purchased in December 2000; (ii) $318,000 for the acquired SPEs; (iii) $275,000 for furniture and equipment purchased for the managed operations; and (iv) $290,000 for depreciation relating to home office capital leases and the amortization of deferred financing fees.

     Other Income (Expense). Interest and other income for Fiscal 2000 decreased by $368,000 to $412,000 from $780,000 in Fiscal 1999. Interest expense for Fiscal 2000 increased by $3,094,000 to $3,741,000 from $647,000 for Fiscal 1999. This was primarily due to the interest on the Line of Credit, the Heller Note, and the FRR Note.

     In Fiscal 2000 the Company made purchase option payments in the amount of $592,000 to renew certain options which were due to expire in the current year.

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

     Provision for Income Taxes. The provision for income taxes was $5,000 for Fiscal 2000. The Company established a valuation allowance of approximately $7,647,000 for Fiscal 2000. In Fiscal 1999, the provision for income taxes includes an income tax benefit of $555,000. The Company established a valuation allowance of approximately $8,933,000 for Fiscal 1999.

     Net Income (Loss). The Company's net loss of $21,589,000 for Fiscal 2000 decreased by $2,048,000 from a net loss of $23,637,000 for Fiscal 1999. This decrease resulted primarily from: (i) a decrease in the provisions for losses on termination of development activities and severance agreements of $13,000,000;
(ii) increase in profitability of $1,814,000 from the divested Missouri operations; and (iii) a reduction in home office overhead expenses of $2,817,000; and. These decreases were offset by: (i) reduced profitability from development activities of $5,546,000; (ii) increased depreciation and amortization of $2,008,000; (iii) reduced profitability of $850,000 from the divestiture of the Wisconsin facilities; (iv) purchase option payments of $592,000; (v) increased interest expense of $3,094,000; and (vi) an extraordinary charge for early retirement of debt of $739,000.

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

     Facility operating expenses for Fiscal 1999 decreased by $5,402,000 to $57,518,000 from $62,920,000 for Fiscal 1998. The decrease is the result of a cost reduction program and a patient acuity management system put in place at the Company's skilled nursing facilities, which resulted in a reduction in costs of approximately $11,089,000, primarily in the area of therapy delivery. These cost savings were offset by increased costs of $4,674,000 at new assisted living facilities which were acquired during, or after, the December 1997 quarter and an increased charge to bad debt expense of $1,322,000 relating to the therapy receivables at the Company's skilled nursing facilities and rehabilitation services agencies. As a percentage of total revenue, facility operating expenses were 73.3% and 70.8% for Fiscal years 1999 and 1998, respectively.

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

     The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. To maximize operating results under the new regulations the Company embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a re-negotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity; (iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. The financial impact of these operational changes and the new Medicare reimbursement rates are reflected in the Fiscal 2000 and 1999 operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company changed its focus to operations from development during the prior fiscal year, the Company's capital requirements and sources also changed. Historically the Company primarily sought development and acquisition capital, using development fees to support operating losses and corporate overhead. Since the Company's announcement last year that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

  RECENT DEVELOPMENTS

     Change in Control of Registrant. On July 31, the Holders purchased at par from the Company the Amended Debentures, in an aggregate principal amount equal to $14,000,000. See "Change in Control" above. The Amended Debentures were purchased in accordance with the terms and conditions of three Purchase Agreements dated as of June 30, 2000 between the Company and each of the Holders. The Purchase Agreements and the form of the Debentures were filed as exhibits to the Company's Current Report on Form 8-K dated June 30, 2000.

     Under the Amended Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date to convert all or any part of the Amended Debentures into Common Stock at the Conversion Rate. The Amended Debentures mature on July 1, 2005. Interest under the Amended Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Amended Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate.

     Depending on when (and if) the Amended Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Amended Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of Common Stock of the Company after giving effect to the transactions.

     The Holders and IPC may be deemed to be an affiliated group within the meaning of Section 13(d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. See "Equity Transaction" discussed below. As a result of the Equity Transaction and certain open market purchases subsequent to year-end, IPC presently owns 17,972,400 shares of Common Stock of the Company, representing approximately 52.6% of the outstanding shares of Common Stock of the Company. As of September 15, 2000, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 60.6% of the Common Stock of the Company. If the Amended Debentures are outstanding until the Maturity Date and the Company elects, in lieu of payment, to add the interest amount payable to the outstanding principal amount of the Amended Debentures until the Maturity Date, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 64.3% of the Common Stock of the Company.

     On August 1, 2000, approximately $10,000,000 of the proceeds from the issuance of the Debentures was used to repay the RCW Notes, which fully discharged the Company's obligations thereunder.

  EQUITY TRANSACTION

     During its second fiscal quarter, the Company received approximately $19.5 million in cash (net of costs) from the $21 million Equity Transaction. The Company used $6.0 million to acquire the real estate of 12 of its Outlook Pointe(R) signature series assisted living facilities from Meditrust (see "Meditrust Transaction" discussed below). The remaining $13.5 million has been used primarily to support the Company's portfolio of assisted living facilities, including the acquisition of the leasehold interests of seven of the assisted living facilities that the Company managed for SPEs. A breakdown of the use of proceeds from the Equity Transaction over the past nine months follows (in millions of dollars):

- Meditrust Tranche One Property purchase...................  $ 6.0
- Closing costs on IPC equity...............................    1.5
- SPE take-out and option payments..........................    2.0
- Furniture and equipment at facilities.....................    2.5
- Collateral deposits.......................................    1.2
                                                              -----
                                                              $13.2
- Cash for operations.......................................    7.8
                                                              -----
                                                              $21.0
                                                              =====

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

     On January 12, 2000, the Company completed the sale of its Missouri assets (see "Missouri Divestiture" discussed below), which included the real estate, leasehold interests and operations of the Skilled Nursing Facility Borrowers and the Accounts Receivable Borrowers (the "Missouri Borrowers"). In order for HCFP to release the Missouri Borrowers and their respective liens and security interests under the Line of Credit, the Company agreed to (i) repay $5.4 million on the Line of Credit attributable to the Missouri Borrowers, (ii) pay a prepayment fee of approximately $75,000, (iii) reset the availability under the Line of Credit to $12.0 million as of December 31, 1999 and (iv) cross-default its obligations under the Line of Credit with future obligations to HCFP, including the Company's obligations under the Heller Loan, as the same may be amended from time to time (discussed under the "Meditrust Transaction" section below).

     The primary component of the borrowing base for the Line of Credit consists of 85% of the product of 8.0 to 8.5 times EBITDA of the Real Estate Borrowers (as defined in the Line of Credit Agreement). At June 30, 2000, approximately $10.9 million was borrowed on the Line of Credit.

  MEDITRUST TRANSACTION

     On December 30, 1999 the Company completed the acquisition of the 12 Tranche One Properties from Meditrust. The Tranche One Properties had a cost basis of approximately $52.2 million and were acquired for (i) approximately $44.4 million in cash (plus $2.2 million in closing costs) and (ii) approximately $7.8 million under the Meditrust Note, including transaction costs. The $46.6 million (including closing costs) was funded by (i) the Heller Loan ($32 million), (ii) the FRR Note ($7 million) and (iii) cash ($7.6 million) from the Company.

     The Meditrust Note has a maturity date of April 3, 2001. No interest will accrue on the Meditrust Note unless there is an event of default thereunder.

     The Company is currently indebted to Heller under the Heller Loan in the original principal amount of $42 million. In December 1999, the Company obtained $32 million from Heller, and in April and September 2000, the Company received two additional $5 million increases. Of the $42 million, $37 million has a maturity date of December 31, 2001. Interest on the $37 million accrues at a floating rate per annum equal to the Base Rate (as defined in the Heller Loan Agreement, as amended) plus 3.75%. Commencing on February 1, 2000, the Company will pay interest monthly in arrears. In addition, commencing on November 20, 2000, the Company will pay 100% of the Excess Cash Flow (as defined in the Heller Loan Agreement, as amended), which will be applied to the principal balance. (For a discussion on capital requirements, refer to the heading entitled "Operations" below.) Although the $37 million portion of the Heller Loan has a two-year term, the exit fee due upon payoff increases from 1% to 3% after September 30, 2000. The remaining 5 million has a maturity date of November 15, 2000, and is subject to an additional exit fee of $600,000 if not repaid by October 31, 2000. Interest on the $5.0 million accrues at prime plus 2%, and is due and payable in arrears on November 15, 2000. Approximately $2.5 million of the proceeds from the $5 million increase will provide working capital required for operations until the Company raises the additional capital discussed above. The remaining $2.5 million will be placed into an interest bearing reserve account to be used by Heller at its discretion to cure any past due interest and other defaults that may arise from time to time while the $42 million Heller Loan is outstanding. In addition, so long as there are no defaults, the $2.5 million reserve may be used by the Company to repay the $5.0 million by November 15, 2000. The Company's obligations under the $42 million Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     The FRR Note had a maturity date of June 26, 2000. The FRR Note was a discount note with an issue price of $7.0 million, a maturity value of $7.4 million, and a yield of 12.68% per annum. The FRR Note was repaid in full on June 26, 2000.

     As part of the Meditrust transaction, the Company obtained an Option to purchase the real estate of an additional 12 Tranche Two Properties owned by Meditrust and managed by the Company. With respect to the First Group of eight properties, the Company may exercise the Option from and including January 2, 2000 through and including October 13, 2000. The Company may only exercise the Option with respect to three or more of the First Group of properties. The cost basis for the First Group is approximately $44.8 million. The aggregate purchase price for the First Group is approximately $30.6 million, which was determined based on arms' length negotiations. The purchase price is allocated among the First Group of properties as more specifically set forth in the Option Agreement. If the Option is exercised for the First Group, a preset payment is required under the Meditrust Note in the amount of $5.2 million, which will reduce the outstanding principal balance on the Meditrust Note to $2.6 million. Closing on the Option for the First Group must occur within thirty days after the date on which the Option is exercised by the Company. The Company's ability to exercise the Option on the First Group on or before October 31, 2000 is dependent on the Company obtaining financing on acceptable terms.

     With respect to the Second Group of four properties, the Company may exercise the Option from and including January 2, 2000 through and including March 3, 2001. The Company may only exercise the Option with respect to all of the Second Group. The cost basis for the Second Group is approximately $21.9 million. The aggregate purchase price for the Second Group is approximately $14.9 million, which was determined based on arms' length negotiations. The purchase price is allocated among the Second Group of properties as more specifically set forth in the Option Agreement. If the Option is exercised for the Second Group, a preset payment is required under the Meditrust Note in the amount of $2.6 million, which will reduce the outstanding principal balance under the Meditrust Note to zero. Closing on the Option for the Second Group must occur within thirty days after the date on which the Option is exercised by the Company. The Company's ability to exercise the Option on the Second Group of Tranche Two Properties on or before March 3, 2000 is dependent on the Company obtaining financing on acceptable terms.

     The Company is currently negotiating with several financing sources; however, there can be no assurance that the Company will be able to obtain adequate financing on acceptable terms to acquire either the First or Second Group of Tranche Two Properties before the Option expires.

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

                                                                SIX MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                                   1999
                                                              ---------------
                                                              (IN THOUSANDS)
Revenues:
  Patient services..........................................      $17,765
  Resident services.........................................        1,832
  Other revenues............................................           39
                                                                  -------
  Total revenues............................................       19,636
                                                                  -------
Operating expenses:
  Facility operating expenses...............................       16,439
  Development, general and administrative expense...........          962
  Lease expense.............................................        2,999
  Depreciation and amortization expense.....................          172
                                                                  -------
Total operating expenses....................................       20,572
                                                                  -------
Loss from operations........................................      $  (936)
                                                                  =======

  OTHER FINANCING TRANSACTIONS

     In June 2000, the Company executed the RCW Notes totaling $10 million in favor of RCW, each bearing an annual yield of 11%. Approximately $7.4 million of these funds was used to repay the FRR Note discussed above under "Meditrust Transaction." The outstanding principal balance plus accumulated interest under the RCW Notes in the amount of $10.1 million was paid to RCW on August 1, 2000, using a portion of the proceeds from the issuance of the $14 million Debentures. Therefore, the Company's obligations under the FRR Note and the RCW Notes are fully discharged.

  OPERATIONS

     The Company has opened 50 of its Outlook Pointe(R) signature series assisted living facilities as of June 30, 2000. The Company has adequate financing to complete construction on the remaining two facilities currently under construction. These projects are expected to open in October and November 2000. This will conclude the Company's initial round of development activity initiated nearly three years ago.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party special purpose entity ("SPE") Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing is an off-balance sheet financing structure.

     For development projects utilizing the SPE structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 51 development projects for which the Company holds or held the foregoing type of option. To date, the Company has exercised its option to purchase 22 SPEs financed under the SPE structure for a total purchase price of approximately $22.9 million, of which $6.4 million was paid in cash and $16.5 was financed by increasing the existing facility lease bases. Eleven of the 22 facilities were part of the property acquisition discussed under "Meditrust Transaction" of this Report. The Company estimates it will require approximately $22 - $25 million to buy the equity of the SPEs affiliated with the 29 Outlook Pointe(R) facilities that remain under the SPE structure through calendar 2003. The Company has obtained commitments from certain REITs that currently own developed properties under the SPE structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as an increase to the existing facility lease base at a blended annual lease rate. This financing structure will provide approximately $9 million of the estimated
$22 - $25 million capital requirement.

     During Fiscal Year 2000, the Company exercised its options to purchase 17 SPEs, which it managed. The capital required to exercise the options for these 17 SPEs was approximately $13 million of which $3.5 million was paid in cash and $9.5 million was funded by the property owners, Meditrust and Nationwide Health Properties, Inc. and its affiliates ("NHP"), through an increase in the lease base, as discussed above. Upon closing, the Company's obligation to pay a return to the Equity Owners of these 17 SPEs automatically terminated. The Company will be making option payments in future quarters for other managed properties to maintain its purchase options for certain Outlook Pointe(R) facilities utilizing the SPE structure. The Company expects to generate the cash from operations to begin purchasing these remaining SPEs during calendar year 2003. The following table summarizes the Company's acquisitions, or planned acquisitions, of black box operations:

- Outlook Pointe operations currently owned by the
  Company...................................................   23
- Meditrust SPE Operations to be purchased in conjunction
  with Tranche Two..........................................    8
- Remaining SPE operations to be acquired with cash from
  owned operations (March 2002 through December 2003).......   21
                                                              ---
                                                               52
                                                              ===

     Based on current forecasts, management estimates that approximately $22 million in capital will be required to fully stabilize the Company's portfolio of assisted living properties and obtain permanent financing for its Tranche One and Tranche Two Properties. This estimate assumes the Company exercises its options to purchase the First Group of eight SPE operations which are part of the Meditrust Tranche Two Properties and utilizes cash from operations when available to acquire the remaining SPE operations.

     The Company entered into various capital and financing transactions in Fiscal Year 2000 and subsequent to the fiscal year-end in order to provide the funds to support operations, as detailed above. The following two tables summarize these transactions.

CAPITAL TRANSACTION                                   DATE            AMOUNT RAISED
-------------------                                   ----            -------------
IPC Equity Transaction.....................  October & December 1999   $21,000,000
Additional borrowing on Heller Loan........  April and September       $10,000,000
                                             2000
Issuance of Debentures.....................  July 2000                 $14,000,000

FINANCING TRANSACTION:                 DATE:                  PURPOSE:
----------------------                 -----                  --------
Repayment of $3.1 million
  mortgage on 2 Missouri skilled
  nursing facilities.............  July 1999      Added these properties to the
                                                  collateral for the Line of Credit
                                                  and increased the borrowing base
                                                  capacity
Repayment of $5.4 million on Line
  of Credit......................  December 1999  Removed 2 skilled nursing facilities as collateral on the
                                                  Line of Credit as a result of the
                                                  Missouri Divestiture in January
                                                  2000
Meditrust Tranche One Acquisition
  of 12 managed properties.......  December 1999  Added to portfolio of owned properties
Divestiture of Missouri
  operations.....................  January 2000   Divested skilled nursing
                                                  facilities from portfolio of
                                                  operations to concentrate on
                                                  assisted living operations and
                                                  remaining 3 skilled nursing
                                                  operations
Executed $10 million RCW
  discounted promissory notes....  June 2000      Bridged working capital needs
                                                  until closing of Debentures in
                                                  July 2000
Repayment of $7 million FRR Note
  relating to the Meditrust
  Tranche One transaction........  June 2000      Reduced balance due from that
                                                  transaction
Repayment of $10 million RCW
  discounted promissory notes....  August 2000    Per terms of agreement, repayment
                                                  was required upon the closing of
                                                  the Debentures

     The following is a summary of the sources and uses of capital raised in Fiscal Year 2000 and subsequent to the fiscal year-end:

SOURCE OF NEW CAPITAL:
-------------------------
IPC Equity Transaction......................................  $21,000
Heller Loan Increases.......................................   10,000
Discounted promissory notes with RCW........................   10,000
Debentures..................................................   14,000
Draw on Line of Credit......................................    3,400
                                                              -------
          Total Source of Funds.............................  $58,400
                                                              =======
USE OF FUNDS:
--------------
Repayment of mortgage and prepayment penalty on 2 Missouri
  skilled nursing facilities................................    3,200
Meditrust Tranche One property purchase.....................    6,000
Repayment of principal and interest on FRR Note.............    7,400
Repayment of principal and interest on promissory notes with
  RCW.......................................................   10,100
Closing costs on equity transaction with IPC and on the
  Debentures transaction....................................    1,700
SPE take-out and option payments............................    2,600
Furniture and equipment at facilities.......................    2,700

Collateral deposits...........................................................................      1,200
Escrow -- $42 million Heller Loan.............................................................      2,500
                                                                                                ---------
          Subtotal -- Use of Funds............................................................     37,400
Cash for operations, including SPE shortfall funding of $5,750................................     18,500
Cash available for working capital............................................................      2,500
                                                                                                ---------
          Total -- Use of Funds...............................................................  $  58,400
                                                                                                =========

     The Company is actively negotiating capital funding alternatives to raise the additional capital required to meet its business plan. While management believes it can raise adequate capital to meet the Company's business plan, there is no assurance that is the case, or that the terms will not be dilutive to existing stockholders. The inability of the Company to raise additional capital could have a material adverse effect on the Company's business, results of operations and financial condition.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. Lease obligations for the next 12 months are approximately $12,780,000. The lease documents contain financial covenants and other restrictions which, unless waived by the REIT, (i) require the Company to meet certain financial tests and maintain certain escrow funds, (ii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations, (iii) cross-default certain of the Company's obligations and (iv) prohibit the Company from operating competing facilities within a designated radius of existing facilities. Management believes the Company is either in compliance or has obtained the necessary waivers with respect to these lease covenants.

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

  OPERATING ACTIVITIES

     Cash used by operations increased by $8,849,000 to $19,260,000 for the twelve months ended June 30, 2000 from cash used by operations of $10,411,000 for the twelve months ended June 30, 1999. The increase in cash used was due to a decrease in the provision for losses on development activities, a decrease in accounts payable, accrued payroll and accrued expenses, and partially offset by a decrease in development contracts in process.

  INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities increased by $52,656,000 to $57,186,000 for the twelve months ended June 30, 2000 from $4,530,000 for the twelve months ended June 30, 1999. Cash provided by financing activities increased by $66,388,000 to $74,008,000 for the twelve months ended June 30, 2000 from $7,620,000 for the twelve months ended June 30, 1999. Increases in cash used for financing activities and provided by investing activities was the result of the property acquisitions, the equity transaction, and the 17 SPE acquisitions.

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk as of or during the 12 months ended at June 30, 2000.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

        Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999 Consolidated Statements of Operations for the Years Ended June 30, 2000,
         1999 and 1998
        Consolidated Statements of Changes in Stockholders' Equity for the Years
         Ended June 30, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
         1999 and 1998
        Notes to Consolidated Financial Statements
        Independent Auditors' Report
        Schedule II -- Valuation and Qualifying Accounts for the Years Ended June 30, 2000, 1999 and 1998

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,722    $  8,160
  Receivables (net of allowance for doubtful receivables)
     (Note 4)...............................................     5,085      11,912
  Development contracts in process (Note 3).................       336       2,559
  Prepaid expenses and other current assets.................     2,329         973
                                                              --------    --------
          Total current assets..............................    13,472      23,604
  Restricted investments....................................     3,879       2,714
  Property and equipment, net (Note 7)......................    79,878      24,075
  Goodwill, net (Note 2)....................................    14,469      15,293
  Purchase option deposits..................................     4,296       2,974
  Other assets..............................................     4,000       2,395
                                                              --------    --------
          Total assets......................................  $119,994    $ 71,055
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 8)................  $  8,888    $    450
  Accounts payable..........................................     2,664      10,016
  Accrued payroll...........................................     1,045       1,339
  Accrued expenses..........................................     4,423       4,357
                                                              --------    --------
          Total current liabilities.........................    17,020      16,162
Long-term debt, net of current portion (Note 8).............    60,881      11,773
Straight-line lease liability...............................     2,784       3,537
Deferred revenue and other liabilities......................     3,003       1,225
                                                              --------    --------
          Total liabilities.................................    83,688      32,697
                                                              --------    --------
Commitments and contingencies (Notes 2, 3, 10, 11, 14 and
  17)
Stockholders' equity (Notes 9 and 15):
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................        --          --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized;
     none outstanding.......................................        --          --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares in
     2000 and 16,722,847 shares in 1999.....................        35          17
  Additional paid-in capital................................    83,333      63,814
  Accumulated deficit.......................................   (47,062)    (25,473)
                                                              --------    --------
          Total stockholders' equity........................    36,306      38,358
                                                              --------    --------
          Total liabilities and stockholders equity.........  $119,994    $ 71,055
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
Revenues:
  Resident services.........................................  $ 31,614     22,748    18,239
  Patient services..........................................    27,802     47,999    58,194
  Development fees..........................................       742      6,288    11,774
  Management fees...........................................       323      1,117       392
  Other revenues............................................       268        294       289
                                                              --------    -------    ------
          Total revenues....................................    60,749     78,446    88,888
                                                              --------    -------    ------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................    28,436     32,994    30,756
     Other operating expenses...............................    17,396     24,524    32,164
  Development, general and administrative expenses..........     9,964     12,781    11,877
  Provision for losses on termination of development
     activities
     (Note 10)..............................................     1,650     13,050        --
  Provision for losses under shortfall funding agreements
     (Note 11)..............................................     5,750      4,660        --
  Provision for losses under severance agreements (Note
     12)....................................................        --      1,600        --
  Lease expense (including related parties of $115 in 2000,
     $435 in 1999 and $5,042 in 1998).......................    10,324     10,715     9,442
  Depreciation and amortization.............................     4,153      2,145     2,169
                                                              --------    -------    ------
          Total operating expenses..........................    77,673    102,469    86,408
                                                              --------    -------    ------
          Income (loss) from operations.....................   (16,924)   (24,023)    2,480
Other income (expense):
  Interest and other income.................................       412        780       715
  Interest expense..........................................    (3,741)      (647)   (1,798)
  Purchase option payments (Note 17)........................      (592)        --        --
  Gain (loss) on sale of assets (Notes 5 and 6).............        --       (302)    2,858
                                                              --------    -------    ------
     Income (loss) before income taxes and extraordinary
       charge...............................................   (20,845)   (24,192)    4,255
Provision for income taxes (benefit) (Note 13)..............         5       (555)      680
                                                              --------    -------    ------
     Income (loss) before extraordinary charge..............   (20,850)   (23,637)    3,575
Extraordinary charge for early retirement of debt (Note
  8)........................................................      (739)        --        --
                                                              --------    -------    ------
     Net income (loss)......................................  $(21,589)   (23,637)    3,575
                                                              ========    =======    ======
  Basic income (loss) per share:
     Income (loss) before extraordinary item................  $  (0.79)     (1.41)     0.31
                                                              ========    =======    ======
     Net income (loss)......................................  $  (0.81)     (1.41)     0.31
                                                              ========    =======    ======
  Diluted income (loss) per share:
     Income (loss) before extraordinary item................  $  (0.79)     (1.41)     0.28
                                                              ========    =======    ======
     Net income (loss)......................................  $  (0.81)     (1.41)     0.28
                                                              ========    =======    ======
  Weighted average shares -- basic..........................    26,517     16,713    11,616
                                                              ========    =======    ======
  Weighted average shares -- diluted........................    26,517     16,713    12,928
                                                              ========    =======    ======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                          PREFERRED A STOCK          COMMON STOCK
                                    -----------------------------   --------------   ADDITIONAL
                                    ISSUED    PAR    SUBSCRIPTION   ISSUED    PAR     PAID-IN     ACCUMULATED
                                    SHARES   VALUE      RIGHTS      SHARES   VALUE    CAPITAL       DEFICIT      TOTAL
                                    ------   -----   ------------   ------   -----   ----------   -----------   --------
Balance at June 30, 1997..........   1,151    $ 1         --         4,025    $ 5     $ 3,961      $ (5,411)    $ (1,444)
Issuance of common stock..........      --     --         --         8,050      8      46,349            --       46,357
Conversion of series A preferred
  stock...........................  (1,151)    (1)        --           863      1          --            --           --
Accretion of redemption value
  attributable to redeemable
  preferred stock.................      --     --         --            --     --      (1,253)           --       (1,253)
Conversion of series B preferred
  stock...........................      --     --         --         3,757      3      14,498            --       14,501
Issuance of common stock purchase
  warrants........................      --     --         --            --     --         123            --          123
Net income........................      --     --         --            --     --          --         3,575        3,575
                                    ------    ---        ---        ------    ---     -------      --------     --------
Balance at June 30, 1998..........      --     --         --        16,695     17      63,678        (1,836)      61,859
Issuance of common stock purchase
  warrants........................      --     --         --            --     --          45            --           45
Options exercised.................      --     --         --            28     --          91            --           91
Net loss..........................      --     --         --            --     --          --       (23,637)     (23,637)
                                    ------    ---        ---        ------    ---     -------      --------     --------
Balance at June 30, 1999..........      --     --         --        16,723     17      63,814      $(25,473)    $ 38,358
Issuance of common stock, less
  costs of issuance...............      --     --         --        16,700     17      19,519            --       19,536
Exercise of common stock purchase
  warrants........................      --     --         --           750      1          --            --            1
Net loss..........................      --     --         --            --     --          --       (21,589)     (21,589)
                                    ------    ---        ---        ------    ---     -------      --------     --------
Balance at June 30, 2000..........      --     --         --        34,173    $35     $83,333      $(47,062)    $ 36,306
                                    ======    ===        ===        ======    ===     =======      ========     ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,    JUNE 30,    JUNE 30,
                                                                2000        1999        1998
                                                              --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $(21,589)   (23,637)      3,575
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
  Depreciation and amortization.............................     4,153      2,145       2,169
  Deferred income taxes.....................................        --       (638)        638
  Loss (gain) on sale of assets.............................        --        302      (2,858)
  Provision for losses on development activities............     1,650     13,050          --
  Provision for losses under shortfall funding agreements...     5,750      4,660          --
  Provision for losses under severance agreements...........        --      1,600          --
  Extraordinary charge for early retirement.................       739         --          --
  Changes in operating assets and liabilities, excluding
    effects of acquisitions:
    Decrease (increase) in receivables, net.................       602        (40)    (11,175)
    Decrease (increase) in development contracts in process,
       net..................................................     2,223     (8,605)     (2,242)
    Increase (decrease) in prepaid expenses and other
       current assets.......................................      (531)       341        (516)
    (Decrease) increase in accounts payable, accrued payroll
       and accrued expenses.................................   (12,257)       411       4,317
                                                              --------    -------     -------
         Net cash used for operating activities.............   (19,260)   (10,411)     (6,092)
                                                              --------    -------     -------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................     6,675     11,627       7,364
  Purchases of property and equipment.......................   (58,267)    (4,055)     (4,111)
  (Increase) decrease in restricted investments.............       701       (147)        229
  Increase in purchase option deposits and other assets.....    (2,758)    (5,229)       (464)
  Business acquisitions (Note 2)............................    (3,537)    (6,726)    (30,613)
                                                              --------    -------     -------
         Net cash used for investing activities.............   (57,186)    (4,530)    (27,595)
                                                              --------    -------     -------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt..................    66,895     13,156         159
  Payments on long-term debt (including extinguishment costs
    of $707 in 2000)........................................   (12,001)    (5,208)     (5,133)
  Proceeds from issuance of common stock....................    19,537         91      46,357
  Issuance of notes payable.................................        --         --      29,675
  Payments on notes payable.................................        --         --     (29,675)
  Decrease in straight-line lease liability.................      (173)      (206)        (80)
  Decrease in other liabilities.............................      (250)      (213)        (43)
                                                              --------    -------     -------
         Net cash provided by financing activities..........    74,008      7,620      41,260
                                                              --------    -------     -------
         Increase (Decrease) in cash and cash equivalents...    (2,438)    (7,321)      7,573
Cash and cash equivalents at beginning of year..............     8,160     15,481       7,908
                                                              --------    -------     -------
Cash and cash equivalents at end of year....................  $  5,722      8,160      15,481
                                                              ========    =======     =======
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $  3,369        951       1,843
                                                              --------    -------     -------
  Cash paid for income taxes................................  $      5         86          66
                                                              --------    -------     -------
Supplemental Non-cash Investing and Financing Activities:
  Assets and lease obligations capitalized..................  $  1,945        722         253
                                                              ========    =======     =======
  Fair value of stock purchase warrants granted.............  $     --         45         123
                                                              ========    =======     =======
  Accretion of redemption value of redeemable preferred
    stock...................................................  $     --         --       1,253
                                                              ========    =======     =======
  Acquisitions:
    Fair value of assets acquired...........................    (7,306)    (8,345)    (32,328)
    Liabilities assumed.....................................     3,769      1,619       1,715
    Fair value of stock issued..............................        --         --          --
                                                              --------    -------     -------
    Consideration paid for acquisitions.....................  $ (3,537)    (6,726)    (30,613)
                                                              --------    -------     -------

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION AND BACKGROUND

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of June 30, 2000, the Company owned, leased or managed 63 assisted living communities and 3 skilled nursing facilities and had 2 assisted living communities under development contracts (see Note 3). The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana.

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

     On December 21, 1999 the Company closed on an equity transaction with IPC Advisors S.A.R.L. ("IPC") in which IPC purchased 16,700,000 shares of Common Stock at a price per share of $1.25, for an aggregate purchase price of $20,875,000. As a result of open market purchases subsequent to fiscal year-end, IPC directly owns 17,972,400 shares of Common Stock of the Company representing approximately 52.6% of the issued and outstanding shares of the Company's Common Stock (see Note 19).

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

  (g) GOODWILL

     Goodwill resulting from business acquisitions accounted for as purchases is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Goodwill is reviewed for impairment whenever events or circumstances provide evidence, which suggests that the carrying amount of goodwill may not be recoverable. The Company evaluates the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted cash flows. At June 30, 2000 and 1999, accumulated amortization of goodwill was $1,306,000 and $766,000, respectively.

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

  (i) DEFERRED COSTS

     Financing and leasing costs have been deferred and are being amortized on a straight-line basis over the term of the related debt or lease. Accumulated amortization of deferred financing and leasing costs was $657,000 and $323,000 at June 30, 2000 and 1999, respectively.

  (j) REVENUE RECOGNITION

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

     Prior to the Missouri divestiture, discussed in Note 5, the Company derived a significant portion of its revenues from federal and state reimbursement programs. All of the skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Balanced Budget Act of 1997 ("Budget Act"), which provisions materially impacted the Company's operations and financial condition. The Budget Act provides for a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate.

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

     Reimbursable costs due from facility owners under development contracts in process represent costs incurred on behalf of the owners of the assisted living facilities during the construction period, which are reimbursed on a monthly basis. Accounts payable include $131,000 at June 30, 2000 and $5,864,000 at June 30, 1999 related to such costs.

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

  (p) EARNINGS (LOSS) PER SHARE ("EPS")

     Earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method) assuming the pro forma conversion of preferred shares into common. For the years ended June 30, 2000 and 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.

     A reconciliation of the weighted average shares used in the computation of earnings per share follows (in thousands):

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Weighted average common shares outstanding..................  26,517    16,713     6,996
Pro forma conversion of preferred shares....................      --        --     4,620
                                                              ------    ------    ------
Shares used for pro forma basic EPS.........................  26,517    16,713    11,616
Stock options and warrants converted using the Treasury
  stock method..............................................      --        --     1,312
                                                              ------    ------    ------
Shares used for pro forma diluted EPS.......................  26,517    16,713    12,928
                                                              ======    ======    ======

  (q) RECLASSIFICATIONS

     Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation for 2000.

2. BUSINESS ACQUISITIONS

     Acquisitions and the manner of payment are summarized as follows (dollars in thousands):

                                                                             COMMON
                    TRANSACTION       LEASED                        CASH     STOCK    LIABILITIES    TOTAL    GOODWILL
MONTH               DESCRIPTION      OR OWNED  BUSINESS  LOCATION   PAID     ISSUED    INCURRED      COST     RECORDED
-----            ------------------  --------  --------  --------  -------   ------   -----------   -------   --------
YEAR ENDED JUNE 30, 2000:
December 1999    Stock of 7 leased
                 Special Purpose
                 Entities(3)          Leased     ALF     Various   $ 1,894     $--      $    --     $ 1,894   $    --
May 2000         Stock of 10 leased
                 Special Purpose
                 Entities(3)          Leased     ALF     Various     1,643     --            --     $ 1,643        --
                                                                   -------     --       -------     -------   -------
                                                                   $ 3,537     $--      $    --     $ 3,537   $    --
                                                                   =======     ==       =======     =======   =======

                                                                             COMMON
                    TRANSACTION       LEASED                        CASH     STOCK    LIABILITIES    TOTAL    GOODWILL
MONTH               DESCRIPTION      OR OWNED  BUSINESS  LOCATION   PAID     ISSUED    INCURRED      COST     RECORDED
-----            ------------------  --------  --------  --------  -------   ------   -----------   -------   --------
YEAR ENDED JUNE 30, 1999:
September 1998   Additional
                 transaction
                 costs -- Potomac
                 Point                Leased     ALF        VA     $    45     $--      $    --     $    45   $    45
January 1999     Contingent
                 payment --
                 Butler(2)            Owned      ALF        PA       2,222     --            --       2,222     2,222
March 1999       Equity interest of
                 Extended Care Ops.
                 at Harrisburg,
                 LLC(3)               Leased     ALF        PA         865     --            --         865        --
April 1999       Stock of TC Realty
                 of Sherwood,
                 Inc.(3)              Leased     ALF        AR         386     --            --         386        --
April 1999       Stock of TC Realty
                 of Mt. Home,
                 Inc.(3)              Leased     ALF        AR         451     --            --         451        --
May 1999         Stock of TC Realty
                 of Reading,
                 Inc.(3)              Leased     ALF        PA         627     --            --         627        --
May 1999         Stock of TC Realty
                 of Altoona,
                 Inc.(3)              Leased     ALF        PA         558     --            --         558        --
Various          Cash payments of
                 acquisition
                 liabilities
                 accrued in 1998                                     1,572     --        (1,572)         --        --
                                                                   -------     --       -------     -------   -------
                                                                   $ 6,726     $--      $(1,572)    $ 5,154   $ 2,267
                                                                   =======     ==       =======     =======   =======
YEAR ENDED JUNE 30, 1998:
August 1997      Leasehold interest
                 of Clark             Leased     ALF        MO     $    --     $--      $    --     $    --   $    --
October 1997     Assets of Feltrop    Owned      ALF        PA       5,875     --            --       5,875     1,597
October 1997     Assets of
                 Butler(2)            Owned      ALF        PA       9,997     --           372      10,369     4,046
December 1997    Assets of
                 Northridge           Owned      ALF        NC       8,600     --            --       8,600     3,349
January 1998     Assets of
                 Gethsemane           Owned    ALF/SNF      PA       5,600     --         1,200       6,800     1,824
February 1998    Contingent
                 Payment --
                 Keystone(1)          Leased   ALF/SNF      PA         500     --            --         500       500
June 1998        Leasehold interest
                 of Potomac Point     Leased     ALF        VA          41     --            --          41        41
                                                                   -------     --       -------     -------   -------
                                                                   $30,613     $--      $ 1,572     $32,185   $11,357
                                                                   =======     ==       =======     =======   =======

---------------
(1) Purchase of the operations of Keystone in Fiscal 1997 included the rights to seven early stage development projects. Additional cash payments of $500,000 were paid in Fiscal 1998 when the first five projects were financed and recorded as additional goodwill.

(2) The agreement to purchase the assets of Butler Senior Care provided for an additional payment if an addition (opened in January 1998) attained occupancy of 90% based upon a multiple of net operating income, and a final payment, based upon a multiple of Butler's annualized net operating income for the six months ending December 31, 1998.

(3) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

     All acquisitions were accounted for under the purchase method. The acquisitions that took place from October 1997 through January 1998 were financed with $29,675,000 in bridge financing from a REIT that was repaid with proceeds of the initial public offering.

     In Fiscal 2000 and 1999, the Company exercised its purchase options and acquired the equity interests of certain Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities in 17 locations in Fiscal 2000 and five locations in Fiscal 1999.

These facilities were developed and previously managed by the Company. The total cost of $3,537,000 and $2,887,000 for Fiscal 2000 and 1999 (including prior purchase option deposits of $1,561,000 and $538,000) has been allocated to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):

                                                               2000       1999
                                                              -------    ------
Current assets (less cash acquired of $1,594 and $441)......  $ 1,865    $  780
Property and equipment......................................      485        61
Leasehold interests and other intangibles...................    2,916     2,583
Other assets................................................    2,040     1,082
Current liabilities.........................................   (2,045)     (765)
Long-term liabilities.......................................   (1,724)     (854)
                                                              -------    ------
                                                              $ 3,537    $2,887
                                                              =======    ======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired and divested businesses (see Note 5) with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after including the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands except for EPS):

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Revenue.....................................................  $ 48,812    $ 43,742
Expenses....................................................    74,604      72,167
                                                              --------    --------
Net income (loss) before extraordinary charge...............  $(25,792)   $(28,425)
                                                              --------    --------
Pro forma diluted EPS before extraordinary charge...........  $  (0.97)   $  (1.70)
                                                              --------    --------

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and divestitures had been completed as of July 1, 1999 and 1998, respectively. In addition, they are not intended to be a projection of future results of operations.

3. DEVELOPMENT ACTIVITIES

     The Company is an operator, developer and manager of assisted living facilities. The Company's development projects have generally involved entering into development agreements with third party owners, which are typically real estate investment trusts ("REITs") (each, an "Owner"), whereby the Company receives development fees for the design and development services provided to the owners. An independent third party company (the "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. These fees are subordinate to any rent payments made by the operator/lessee to the facility owner. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to a related option agreement (see
Note 17).

     The Company incurs substantial development costs prior to executing the development agreement (precontract costs). Such costs relate to market analysis and evaluation, site selection and land control, obtaining architectural and engineering reports, preparing development plans and obtaining zoning and other governmental approvals and permits relating to the building, sewer, water, roads, utilities, etc. Development contracts in process at June 30, 2000 and 1999 are summarized as follows (dollars in thousands):

                                                             2000     1999
                                                             ----    -------
Precontract costs..........................................  $ --    $ 8,084
                                                             ----    -------
Costs and estimated earnings of development contracts in
  process..................................................   336     10,761
Less billings to-date......................................    --     (7,706)
                                                             ----    -------
                                                              336      3,055
                                                             ----    -------
Less allowance for loss on termination of development
  projects
  (Note 10)................................................    --     (8,580)
                                                             ----    -------
                                                             $336    $ 2,559
                                                             ====    =======

     With respect to 11 facilities that have been developed and then leased by the Company, development fees of $973,000 were deferred and amortized over the initial term of the lease as a reduction of rent expense. In Fiscal 1998, the Company sold certain assets and its leasehold rights related to these 11 facilities to newly formed special purpose entities for $2,645,000 and entered into management agreements with such entities. The Company had options to acquire the leasehold interests in those facilities. The gain on such sale of $922,000 has also been deferred and is being amortized to operations over five years, the term of the management agreement. In Fiscal 2000 and 1999, the Company exercised its option to acquire leasehold interests of certain facilities. Deferred gains of $105,000 and $436,000 in Fiscal 2000 and 1999, respectively, have been applied to reduce the carrying value of such interests (see Note 2). At June 30, 2000 and 1999, unamortized development fees and gains were $803,000 and $1,040,000, respectively.

4. RECEIVABLES AND CONCENTRATION OF BUSINESS AND CREDIT RISK

     Receivables consist of the following at June 30, 2000 and 1999 (dollars in thousands):

                                                            2000       1999
                                                          --------    -------
Accounts receivable -- patients and residents...........  $  5,866    $ 8,480
                                                          --------    -------
Contracts receivable:
  Development fees......................................       666      1,200
  Reimbursable costs due from facility owners...........     2,039      3,085
                                                          --------    -------
                                                             2,704      4,285
                                                          --------    -------
Advances to Operator/Lessees............................     9,973      7,949
                                                          --------    -------
          Total receivables.............................    18,543     20,714
                                                          --------    -------
Less: allowance for doubtful receivables................    (3,411)    (2,352)
      allowance for losses on development activities and
      shortfall funding agreements (Notes 10 and 11)....   (10,048)    (6,450)
                                                          --------    -------
          Net receivables...............................  $  5,085    $11,912
                                                          ========    =======

     Historically, the Company has received payment for a significant portion of services rendered to patients from the federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. As a result of the divestiture of the Missouri operations in January 2000, coupled with the acquisitions in Fiscal 2000 of 17 assisted living operations which it previously managed, the Company has experienced a notable decline in the percentage of revenue's derived from government-reimbursed programs. For Fiscal 2000, the Company derived approximately 19% its gross patient revenues from Medicare and approximately 53% of its gross patient revenues from Medicaid. For the years ended June 30, 1999 and 1998, the Company derived approximately 26% and 43% of its gross patient revenues from Medicare, respectively, and approximately 48% and 37% of its gross patient revenues from Medicaid, respectively.

     Historically, a substantial portion of the Company's facilities were located in Pennsylvania and Missouri. Operating revenues attributable to the Company's business in those states accounted for approximately 83% and 92% of the Company's total operating revenues for the years ended June 30, 2000 and 1999, respectively. Currently, a substantial portion of the Company's business is located in Pennsylvania, as a result of the divestiture of the Missouri operations. In Fiscal 2000, operating revenues attributable to the Company's business in Pennsylvania accounted for approximately 74% of total operating revenue, excluding the Missouri operations. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation and under development. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

5. DIVESTITURES

     On January 12, 2000, the Company completed the sale of its Missouri assets to Christian Health Care of Missouri, Inc. and certain of its affiliates (collectively, "CHM") pursuant to an Asset Purchase Agreement dated October 15, 1999 (as amended, the "Asset Purchase Agreement"). The Company sold its leasehold interests in eight skilled nursing facilities and nine assisted and independent living facilities, together with the operations of those facilities including a home health agency. The Company sold its real property interests and operations in two skilled nursing facilities.

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

     The Company continues to have a contingent liability in connection with the Hawthorn Loan made by Meditrust to HHP. The Hawthorn Loan is secured by a guaranty made by the Company in favor of Meditrust (the "Guaranty"). However, the Company's obligations under the Guaranty will automatically terminate upon the occurrence of certain events as more specifically set forth in the Termination Agreement dated as of January 12, 2000 between the Company, HHP and Meditrust.

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

     Due to the Company's existing commitments and guarantees, the Company has recorded a net deferred gain on the Missouri Divestiture in the amount of $2.0 million. The net deferred gain will be amortized into income as the Company's continuing commitments in the transaction, in the form of notes receivable and guaranties, expire.

     In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale at June 30, 1998. The sale resulted in a loss of $200,000 in Fiscal 1999.

     In October 1997, the Company completed the sale of its pharmacy operations for net proceeds of approximately $4,700,000. The pharmacy was classified as an asset held for sale at June 30, 1997. The sale resulted in a gain of $2,858,000 in Fiscal 1998.

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

7. PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following as of June 30 (dollars in thousands).

                                                        ESTIMATED
                                                       USEFUL LIFE     2000       1999
                                                       -----------    -------    -------
Land and land improvements...........................  2 - 15 yrs     $ 7,741    $ 1,566
Buildings and improvements...........................  2 - 40 yrs      57,396     13,871
Fixed and moveable equipment.........................  3 - 20 yrs      17,743      9,267
Leasehold interests..................................      20 yrs       1,868      2,149
                                                                      -------    -------
                                                                       84,748     26,853
Less: accumulated depreciation.......................                  (4,870)    (2,778)
                                                                      -------    -------
                                                                      $79,878    $24,075
                                                                      =======    =======

     Depreciation expense was $2,986,000 in Fiscal 2000, $1,571,000 in Fiscal 1999 and $1,689,000 in Fiscal 1998. At June 30, 2000 and 1999, property and equipment include approximately $3,035,000 and $1,090,000 of assets that have been capitalized under capital leases. Amortization of the leased assets is included in depreciation and amortization expense.

     On December 30, 1999, the Company and 12 of its subsidiaries (collectively the "Subsidiaries"), IPC and New Meditrust Company LLC ("Meditrust"), entered into a Memorandum of Understanding (the "Memorandum of Understanding"), under which the Subsidiaries acquired the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities (collectively, the "Tranche One Properties"). The aggregate purchase price for the Tranche One Properties was $52,231,911 (the "Tranche One Purchase Price"), which was determined based on arms' length negotiations. The Tranche One Purchase Price was paid as follows: (a) $44,420,857 in cash by the Company (the "Cash Portion") and (b) $7,811,054 pursuant to a Promissory Note dated as of December 30, 1999, as amended (the "Meditrust Note") made jointly by the Company and IPC in favor of Meditrust.

     The Cash Portion of the Tranche One Purchase Price was funded as follows:
(a) $5,420,857 in cash by the Company, (b) $32,000,000 in the form of a loan with Heller Healthcare Finance, Inc., and (c) a $7,000,000 discount note with FRR Investments Limited (see Note 8).

     In connection with the foregoing, the Company, IPC and Meditrust also entered into an Option Agreement dated as of December 30, 1999, as amended (the "Option Agreement"), pursuant to which the Company and IPC have the right, but not the obligation (the "Option"), to designate various nominees to acquire the real property, improvements, furniture, fixtures and equipment of an additional twelve Outlook Pointe(R) assisted living facilities (collectively, the "Tranche Two Properties"). The Option is jointly exercisable by the Company and IPC.

     With respect to eight of the 12 Tranche Two Properties (the "First Group"), the Company may exercise the Option from and including January 2, 2000 through and including October 13, 2000. The Company may only exercise the Option with respect to three or more of the First Group of properties. The aggregate purchase price for the First Group is approximately $30,600,000. Closing on the Option for the First Group must occur within thirty days after the date on which the Option is exercised by the Company. The Company's ability to exercise the Option on the First Group on or before October 13, 2000 is dependent on the Company obtaining financing on acceptable terms. With respect to the four remaining Tranche Two properties (the "Second Group"), the Company may exercise the Option from and including January 2, 2000 through and including March 3, 2001. The Company may only exercise the Option with respect to all of the Second Group. The aggregate purchase price of the Second Group is approximately $14,900,000. The Company's ability to exercise the Option on the Second Group of Tranche Two Properties on or before March 3, 2000 is dependent on the Company obtaining financing on acceptable terms.

     If the Company exercises its Options with respect to either the First Group or the Second Group of Tranche Two properties, the exercise is irrevocable. If the Company exercises but fails to close, Meditrust may (i) accelerate the amount due under the Meditrust Note, (ii) receive reimbursement of all reasonable out-of-pocket expenses (including attorneys' fees and expenses) and
(iii) terminate the Option Agreement.

8. LONG-TERM DEBT

     Long-term debt consisted of the following as of June 30 (dollars in thousands):

                                                               2000       1999
                                                              -------    -------
Mortgage payable, interest at 10.7%; principal and interest
  due monthly through August 2006 based on 30-year
  amortization; unpaid principal and interest due August
  2006. Paid in full in July 1999...........................  $    --    $ 3,086
Promissory note payable, interest at 12% from November 2,
  2000 through December 31, 2000 and 14% January 1, 2001
  through April 3, 2001; principal balance due April 3,
  2001......................................................    7,811         --
Discount note payable of $3,159 less unamortized debt
  discount of $159; yield at 11.0% per annum; principal and
  accumulated interest due and payable on the earlier to
  occur of the closing on at least $10,000 in convertible
  debentures or December 22, 2000...........................    3,000         --
Discount note payable of $7,378 less unamortized debt
  discount of $378; yield at 11.0% per annum; principal and
  accumulated interest due and payable on the earlier to
  occur of the closing on at least $7,000 in convertible
  debentures or December 22, 2000...........................    7,000         --
Revolving line of credit, interest at the prevailing prime
  rate plus 2.75%; interest due monthly through July 2002...   10,879      7,421
Promissory notes payable, interest at LIBOR plus 3.75%;
  interest due monthly through December 2001; principal and
  any accumulated unpaid interest due December 31, 2001.....   37,000         --
Other (including capital lease obligations).................    4,079      1,716
                                                              -------    -------
                                                               69,769     12,223
Less: current portion.......................................    8,888        450
                                                              -------    -------
                                                              $60,881    $11,773
                                                              =======    =======

     The mortgage payable was incurred for the acquisition of two Missouri nursing homes. The mortgage note was collateralized by the facilities' property and equipment. The Company issued a warrant to purchase approximately 460,000 shares of common stock exercisable at $.001 per share in connection with this financing. The value of the warrant of approximately $613,676 ($1.33 per share) had been recorded as a deferred financing cost and a corresponding non-cash increase in additional paid-in capital. In July 1999, the

Company repaid its $3.1 million loan to satisfy the existing mortgage on this real estate. As a result of this transaction, the Company reported a loss on the early extinguishment of debt of $739,000.

     On December 31, 1999, in conjunction with the Tranche One purchase, the Company and IPC entered into a $7.8 million promissory note with Meditrust (the "Meditrust Note"). The Meditrust Note has a maturity date of April 3, 2001. Interest will accrue as follows: (i) 12% from November 1, 2000 through December 31, 2000 and (ii) 14% from January 1, 2001 through April 3, 2001.

     In June 2000 the Company executed two discounted promissory notes (the "RCW Notes") totaling $10 million in favor of RCW Overseas Limited ("RCW") each bearing an annual yield of 11%. A portion of the proceeds from the RCW Notes were used to repay a $7.4 million discount note obtained in connection with the Tranche One purchase (the "FRR Note"). The outstanding principal balance plus accumulated interest under the RCW Notes in the amount of $10.1 million was paid to RCW on August 1, 2000, which fully discharged the Company's obligations thereunder (see Note 19).

     In April 1999, the Company entered into a $15 million revolving Line of Credit (increased to $20 million in July 1999). The Line of Credit was for a term of three years, and outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. Prior to July 1999, the Line of Credit was secured by the real estate owned by five of the Company's subsidiaries, and the eligible accounts receivable of the Company's 10 Missouri skilled nursing facilities (the "Accounts Receivable Borrower"). In July 1999, the real estate of two of the Company's Missouri skilled nursing facilities (the "Skilled Nursing Facility Borrowers") was added as security to collateralize the Line of Credit. On January 12, 2000, the Company completed the sale of its Missouri assets which included the real estate, leasehold interests and operations of the Skilled Nursing Facility Borrowers and the Accounts Receivable Borrowers (the "Missouri Borrowers"). In order for the Line of Credit Lender to release the Missouri Borrowers and their respective liens and security interests under the Line of Credit, the Company repaid $5.4 million on the Line of Credit attributable to the Missouri Borrowers. As a result, the availability under the Line of Credit was reset to $12.0 million as of December 31, 1999.

     On December 31, 1999, in conjunction with the Tranche One purchase discussed in Note 7, the Company obtained a $32 million loan (the "$32 million Heller Loan") from Heller under a loan agreement dated December 30, 1999 (the "Heller Loan Agreement"). The $32 million Heller Loan has a maturity date of December 31, 2001. Interest on the $32 million Heller Loan accrues at a floating rate per annum equal to the Base Rate (as defined in the Heller Loan Agreement) plus 3.75%. Commencing on February 1, 2000, the Company will pay interest monthly in arrears. In addition, commencing on November 20, 2000, the Company will pay 100% of the Excess Cash Flow (as defined in the Heller Loan Agreement), which will be applied to the principal balance. Although the $32 million Heller Loan has a two-year term, the exit fee due upon pay off increases from 1% to 3% after September 30, 2000. The Company's obligations under the $32 million Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     On April 27, 2000, the Company and Heller agreed to increase the $32 million Heller Loan by $5 million to $37 million. The $37 million loan is made to the Company by Heller on the same terms and conditions, and uses the same collateral, as the original $32 million Heller Loan. The proceeds from the $5 million increase provided the ongoing working capital required for operations of the Company.

     At June 30, 2000, the aggregate maturities of long-term debt for the next five Fiscal years ending June 30 are as follows (dollars in thousands):

2001.......................................................  $ 8,888
2002.......................................................   48,761
2003.......................................................      704
2004.......................................................      623
2005.......................................................      144
Thereafter.................................................   10,649
                                                             -------
                                                             $69,769
                                                             =======

9. WARRANTS

     The Company has outstanding warrants to purchase common shares as follows:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance at June 30, 1997.........................    937,867         $0.62
Granted..........................................     47,750          8.58
Exercised........................................         --            --
                                                   ---------         -----
Balance at June 30, 1998.........................    985,617          1.00
Granted..........................................     33,750          4.59
Exercised........................................         --            --
                                                   ---------         -----
Balance at June 30, 1999.........................  1,019,367          1.12
Granted..........................................    346,400          1.51
Exercised........................................   (750,000)         0.00
                                                   ---------         -----
Balance at June 30, 2000.........................    615,767         $2.70
                                                   =========         =====

10. PROVISION FOR LOSSES ON DEVELOPMENT ACTIVITIES

     As a result of the volatility in the capital markets and the significant reduction in REIT financing available for new assisted living construction in Fiscal 1999, the Company was not able to obtain financing on acceptable terms to continue development of its Outlook Pointe(R) signature series assisted living facilities. As a result, the Company decided to substantially reduce its development activities with respect to new sites and projects and to emphasize the focus of management's efforts on the operations of existing facilities and facilities under construction. Consequently, in Fiscal 1999, the Company recorded a provision for losses on development activities of $13,050,000, which was based on management's evaluation of assets related to various projects that were deemed to be inconsistent with the Company's future plans. Such provision included $3,170,000 primarily related to development fees on abandoned projects and $9,880,000 primarily related to termination of development projects in the precontract phase. In Fiscal 2000, the Company recorded a provision for losses on development activities of $1,650,000. The provision was a result of unexpected construction and licensing delays on certain projects and the breach of contract by one contractor who filed for bankruptcy protection prior to the completion of three development projects.

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

     During the years ended June 30, 2000 and 1999, the Company recorded losses of $5,750,000 and $4,660,000, respectively, related to its obligations under the shortfall funding agreements to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against the Company's receivables on advances to the Operator/Lessees. The Company records its losses on shortfall funding agreements using the "modified equity accounting" approach. Under this approach, the operating losses of the Operator/Lessees are allocated first to the capital of the investors, and the losses in excess of such capital are allocated to the Company to the extent of the Company's commitment under the shortfall funding agreement.

12. PROVISION FOR SEVERANCE COSTS

     In connection with the downscaling of development activities related to the Company's Outlook Pointe(R) signature series assisted living facilities discussed above, management adopted a corporate personnel reduction plan affecting certain departments and staff positions. This plan was enacted in February 1999 and resulted in a charge for severance costs of approximately $1,600,000 in Fiscal 1999, representing the estimated costs of employee terminations and related costs.

13. INCOME TAXES

     The provision for income taxes for the years ended June 30, 2000, 1999 and 1998 consists of the following (dollars in thousands):

                                                              2000    1999     1998
                                                              ----    -----    ----
Current
  Federal...................................................   --        --      --
  State.....................................................   $5     $  83    $ 42
                                                               --     -----    ----
Total Current...............................................   $5     $  83    $ 42
                                                               --     -----    ----
Deferred
  Federal...................................................   --     $(557)   $557
  State.....................................................   --     $ (81)   $ 81
                                                               --     -----    ----
Total Deferred..............................................   --     $(638)   $638
                                                               --     -----    ----
Total Income Tax Expense....................................   $5     $(555)   $680
                                                               ==     =====    ====

     A reconciliation of income tax expense at the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
Income taxes computed at statutory rate.....................  (34.0)%  (34.0)%   34.0%
State income taxes, net of federal benefit..................     --       --      1.9
Basis difference on assets sold.............................    2.6       --     14.0
Other.......................................................    4.2     (5.2)    15.3
Valuation allowance adjustment..............................   27.2     36.9    (49.2)
                                                              -----    -----    -----
Effective tax rate..........................................    0.0%    (2.3)%   16.0%
                                                              =====    =====    =====

     Temporary differences giving rise to significant deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows (dollars in thousands):

                                                            2000       1999
                                                           -------    -------
Excess tax over book basis of fixed assets...............  $   664    $   995
Development fee income...................................       76          2
Lease proceeds...........................................     (494)      (236)
Accrued expenses.........................................   (2,854)    (1,554)
Net operating loss carryover.............................   (3,515)    (6,888)
Other....................................................   (1,524)    (1,252)
                                                           -------    -------
  Net deferred tax liability (asset).....................   (7,647)    (8,933)
Valuation allowance......................................    7,647      8,933
                                                           -------    -------
Deferred income tax liability............................  $    --    $    --
                                                           =======    =======

     The Company has net operating loss carryforwards at June 30, 2000 available to offset future federal and state taxable income, if any, of approximately $7,811,000, expiring in 2020. The net operating losses may become subject to limits on their future utilization under federal and state tax laws. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is in a cumulative pretax loss position since inception. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $7,647,000 as of June 30, 2000. The change in the valuation allowance for deferred tax assets was a decrease of $1,286,000 in Fiscal 2000 and an increase of $8,933,000 in Fiscal 1999.

14. RETIREMENT PLAN

     On January 1, 1998 the Company formed a 401(k) savings plan which covers substantially all employees with one year and more than 1,000 hours of service. The plan allows employees to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions; but in an amount that does not exceed 2% of wages. Matching contributions totaled $138,000, $166,000 and $64,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

15. STOCK OPTIONS

     The 1996 Stock Incentive Plan (the "1996 Plan") combines the features of an incentive and non-qualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1996 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     The Company has authorized 3,025,000 shares of common stock to be reserved for grants under the 1996 Plan. Options generally vest over a four-year period in cumulative increments of 25% each year beginning one year after the date of the grant. In Fiscal 1999, the expiration period was increased from not later than five years to not later than 10 years from the date of grant. The options are granted at an exercise price at least equal to the fair market value of the common stock on the date of the grant.

     At June 30, 2000, the range of exercise prices, weighted average remaining contractual life of outstanding options and shares exercisable were as follows:

                 OUTSTANDING   WEIGHTED-AVERAGE     SHARES
EXERCISE PRICE     OPTIONS     CONTRACTUAL LIFE   EXERCISABLE
--------------   -----------   ----------------   -----------
 $1.00 - 1.99       209,400        9.25 yrs           80,000
 $2.00 - 2.99     1,389,875        7.95 yrs          512,910
 $3.00 - 4.99        37,500        7.01 yrs           37,500
 $5.00 - 5.99       512,700        4.63 yrs          289,740
 $6.00 - 6.99       208,364        5.99 yrs          152,273
$7.00 - 8.99..       95,375        8.05 yrs           46,313
                  ---------                        ---------
                  2,453,214                        1,118,736
                  =========                        =========

                                                      NUMBER OF    WEIGHTED-AVERAGE
STOCK OPTION TRANSACTIONS ARE SUMMARIZED AS FOLLOWS:   SHARES       EXERCISE PRICE
----------------------------------------------------  ---------    ----------------
Balance at June 30, 1997..........................      987,175           4.15
  Granted.........................................      473,554           6.50
  Exercised.......................................           --             --
  Forfeited.......................................      (57,581)         (6.15)
                                                      ---------         ------
Balance at June 30, 1998..........................    1,403,148         $ 4.85
  Granted.........................................    1,560,500           3.75
  Exercised.......................................      (27,503)         (3.32)
  Forfeited.......................................     (212,397)         (5.59)
                                                      ---------         ------
Balance at June 30, 1999..........................    2,723,748         $ 4.20
  Granted.........................................      692,900           2.13
  Exercised.......................................           --             --
  Forfeited.......................................     (963,434)         (4.53)
                                                      ---------         ------
Balance at June 30, 2000..........................    2,453,214           3.49
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

                                                           2000       1999      1998
                                                         --------    -------    -----
Net Income (Loss)
  As reported..........................................  $(21,589)   (23,637)   3,575
  Pro forma............................................   (22,493)   (24,931)   3,204
Pro forma Basic EPS
  As reported..........................................     (0.81)     (1.41)    0.31
  Pro forma............................................     (0.85)     (1.49)    0.28
Pro forma Diluted EPS
  As reported..........................................     (0.81)     (1.41)    0.28
  Pro forma............................................  $  (0.85)     (1.49)    0.25

     The fair value of employee options for purposes of the above pro forma disclosure was estimated on the date of grant using the Black-Scholes Multiple Pricing Model. Assumptions used for options issued during the year ended June 30, 1999, and all prior options were as follows:

                                         2000                 1999                 1998
                                   -----------------    -----------------    -----------------
Risk-free interest rate..........       5.5% to 6.0%         5.5% to 6.0%         5.5% to 6.0%
Expected life....................  1 year after vest    1 year after vest    1 year after vest
Expected volatility..............                .75                  .65                  .42
Expected dividends...............                 --                   --                   --

     These assumptions produced weighted average fair values per option of a range of $0.39 to $1.71 for options issued in Fiscal 2000 and a range of $0.88 to $3.20 for options issued in Fiscal 1999 and a range of $0.85 to $3.97 for options issued in Fiscal 1998. All options issued during these periods were granted at an exercise price at, or in excess of, the fair market value on the grant date.

16. RELATED PARTY TRANSACTIONS

     The Company had the following related party transactions:

     - See Note 19 for related party transactions with IPC.

     - In September 1998, the Company entered into management agreements, option agreements and other transaction documents with six Operator/Lessees that are owned by Financial Care Investors, LLC, a Delaware limited liability Company ("FCI"). FCI was owned by Brad E. Hollinger, Chairman of the Board, President and Chief Executive Officer of the Company. FCI and its six wholly owned Operator/ Lessees also entered into lease agreements with a REIT. The terms of the agreements among the parties were similar to the terms of the agreements the Company had entered into with independent third party Operator/Lessees. Effective September 30, 1999, FCI redeemed Mr. Hollinger's equity interests for nominal consideration and sold the equity interests to a group of third party investors.

     - Rental payments made to companies owned by a stockholder/director for the lease of two assisted facilities and a regional headquarters. Management fees paid to a company owned by the same stockholder/director for managing ten skilled nursing facilities owned or leased by the Company. On July 1, 1997, the Company purchased the assets and operations of this management company for approximately $120,000.

     - Respiratory therapy supplies and management fees paid to a company owned by a stockholder/ director.

     - Legal services provided by a relative of a stockholder/officer and consulting services provided by two stockholders/directors.

     - Rental payments to a company owned by two minority stockholders for the lease of seven skilled nursing facilities.

     A summary of those transactions for the periods ended June 30 follows (dollars in thousands):

                                                              2000    1999     1998
                                                              ----    ----    ------
Rentals.....................................................  $115    $435    $  415
Management fees.............................................    --      --        15
Respiratory therapy.........................................    --      --       152
Legal & consulting services.................................   118     101       227
Skilled nursing facility rentals............................    --      --     4,627
Interest....................................................   425      --        --

17. COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases 19 assisted living facilities and three skilled nursing facilities, as well as certain equipment and office space under noncancellable operating and capital leases that expire at various times through 2014. Rental expense on such operating leases for the years ended June 30, 2000, 1999 and 1998 was $10,324,000, $10,715,000 and $9,442,000, respectively.

     Future annual minimum lease payments for the next five years and thereafter under noncancellable operating leases with initial terms of one year or more in effect at June 30, 2000, are as follows (dollars in thousands):

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2001........................................................  $ 12,781
2002........................................................    12,503
2003........................................................    12,329
2004........................................................    12,299
2005........................................................    12,297
Thereafter..................................................    54,859
                                                              --------
Total Minimum Lease Payments................................  $117,068
                                                              ========

     The operating lease agreements require the payment of additional rent commencing in the second lease year utilizing various contingent factors to calculate the increase. In addition, most of the facility leases have renewal options for periods ranging from 5 years to 24 years after the initial lease period. Contingent lease payments made during the year ended June 30, 2000, 1999 and 1998 were $491,000, $236,000 and $104,000, respectively.

  MANAGEMENT AGREEMENTS

     As discussed in note 3, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities owned by independent third parties. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to an option agreement at an exercise price based on formulas set forth in the agreements. Certain option agreements require the Company to make periodic payments to maintain its option. At June 30, 2000, the Company had purchase option deposits of $4,296,000, which expire at various dates during Fiscal 2001. In Fiscal 2000, the Company expensed $592,000 of purchase option payments in connection with the expiration or renewal of such agreements. Pursuant to shortfall funding agreements, the Company has agreed to make loans to the operator/ lessees if the equity and working capital loans of the operator/lessee are depleted by negative cash flows from start up operations of the facilities. The Company incurred a charge of $5,750,000 in Fiscal 2000 and $4,660,000 in Fiscal 1999 in connection with shortfall funding agreements.

  GUARANTY

     See Note 5 for information concerning the Company's commitment related to the sale of the Missouri facilities.

  LITIGATION

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such a kind, or involve such amounts, that their unfavorable disposition would not have a material effect on the financial position, results of operations or the liquidity of the Company.

18. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposures. In 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. The purpose of this statement is to delay the effective date of SFAS No. 133. SFAS No. 137 states that SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

19. SUBSEQUENT EVENTS

     On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders", affiliates of IPC), each purchased at par from the Company, 9.5% unsecured convertible grid debentures (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions or purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date (as such terms are defined below), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). The Debentures mature on July 1, 2005 (the "Maturity Date"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date"). The Holders have no rights with respect to the election of the Company's board of directors unless and until all or any portion of the Debentures are converted into Common Stock, at which time the Holders will have the same rights, powers and privileges as the other holders of the Company's Common Stock. Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of the Company after giving effect to the transactions.

     The Holders and IPC may be deemed to be an affiliated group within the meaning of Section 13(d)(3) of the Exchange Act. On a combined basis, the Holders and IPC (directly or indirectly) may be deemed to beneficially own approximately 60.6% to 64.3% of the Common Stock of the Company depending on when (and if) the Debentures are converted and how the Company elects to pay interest.

     A portion of the proceeds from the issuance of the Debentures was used to repay the discount notes with RCW in the amount of $10,102,767.

     In September 2000, the Company requested, and Heller agreed, to increase the $37,000,000 Amended Heller Loan by $5,000,000 (the "Second Heller Loan Increase") to $42,000,000 (the "$42,000,000 Heller Loan"). The Second Heller Loan Increase was made to the Company by Heller on substantially the same terms and conditions, and using the same collateral as the $37,000,000 Heller Loan, except that the $5,000,000 is due and payable on November 15, 2000 and is subject to an additional exit fee of $600,000 if not repaid by October 31, 2000. Interest on the $5,000,000 accrues at prime plus 2%, and is due and payable in arrears on November 15, 2000. Approximately $2,500,000 of the proceeds from the Second Heller Loan Increase will provide working capital required for operations. The remaining $2,500,000 will be placed into an interest bearing reserve account to be used by Heller, at its discretion, to cure any past due interest or other defaults that may arise from time to time while the $42,000,000 Heller Loan is still outstanding. In addition, so long as there are no defaults, the $2,500,000 reserve may be used by the Company to repay the $5,000,000 by November 15, 2000.

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

     In Fiscal 2000, the Company had three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development, General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements and gains and losses on disposition of assets, including purchase options), lease expense, interest (net), taxes, depreciation and amortization.

                                                               YEAR ENDED JUNE 30, 2000
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $32,205     $27,802        $   742          $ 60,749
Facility Operating expenses...................   21,734      24,098             --            45,832
Development, General and administrative
  expenses....................................       --          --          9,964             9,964
Provision for losses under shortfall funding
  agreements..................................    5,750          --             --             5,750
                                                -------     -------        -------          --------
Income (loss) from continuing operations
  before non-recurring and extraordinary
  items, lease expense, interest (net), taxes,
  depreciation and amortization...............  $ 4,721     $ 3,704        $(9,222)         $   (797)
                                                =======     =======        =======          ========
Total Assets..................................  $44,791     $   121        $75,082          $119,994
                                                =======     =======        =======          ========

                                                               YEAR ENDED JUNE 30, 1999
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $24,159     $47,999        $ 6,288          $78,446
Facility Operating expenses...................   15,128      42,390             --           57,518
Development, General and administrative
  expenses....................................       --          --         12,781           12,781
Provision for losses under shortfall funding
  agreements..................................    4,660          --             --            4,660
                                                -------     -------        -------          -------
Income (loss) from continuing operations
  before non-recurring items, lease expense,
  interest (net), taxes, depreciation and
  amortization................................  $ 4,371     $ 5,609        $(6,493)         $ 3,487
                                                =======     =======        =======          =======
Total Assets..................................  $41,104     $11,764        $18,187          $71,055
                                                =======     =======        =======          =======

                                                               YEAR ENDED JUNE 30, 1998
                                                ------------------------------------------------------
                                                                         DEVELOPMENT,
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $18,920     $58,194        $11,774          $88,888
Facility Operating expenses...................   11,819      51,101             --           62,920
Development, General and administrative
  expenses....................................       --          --         11,877           11,877
Provisions for losses under shortfall funding
  agreements..................................       --          --             --               --
                                                -------     -------        -------          -------
Income from continuing operations before non-
  recurring items, lease expense, interest
  (net), taxes, depreciation and
  amortization................................  $ 7,101     $  7093        $  (103)         $14,091
                                                =======     =======        =======          =======
Total Assets..................................  $36,130     $15,897        $33,945          $85,972
                                                =======     =======        =======          =======

     There are no material inter-segment revenues or receivables. The Company does not evaluate its operations on a geographic basis.

21. QUARTERLY FINANCIAL INFORMATION

                                            FIRST         SECOND          THIRD          FOURTH           FULL
                                           QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                         -----------    -----------    -----------    ------------    ------------
                                          (UNAUDITED, IN THOUSANDS EXCEPT FOR DILUTED EARNINGS (LOSS) PER SHARE)
YEAR ENDED JUNE 30, 2000:
Total revenue..........................    $18,477        $18,465        $12,070        $ 11,737        $ 60,749
                                           =======        =======        =======        ========        ========
Total operating expenses...............    $21,823        $21,863        $14,343        $ 19,644        $ 77,673
                                           =======        =======        =======        ========        ========
Net income (loss)......................    $(4,429)       $(3,709)       $(3,805)       $ (9,646)       $(21,589)
                                           =======        =======        =======        ========        ========
Pro forma diluted earnings (loss) per
  share................................    $ (0.26)       $ (0.18)       $ (0.11)       $  (0.26)       $  (0.81)
                                           =======        =======        =======        ========        ========
YEAR ENDED JUNE 30, 1999:
Total revenue..........................    $23,871        $18,682        $16,737        $ 19,156        $ 78,446
                                           =======        =======        =======        ========        ========
Total operating expenses...............    $20,797        $24,932        $21,277        $ 35,463        $102,469
                                           =======        =======        =======        ========        ========
Net income (loss)......................    $ 1,940        $(5,163)       $(2,769)       $(17,645)       $(23,637)
                                           =======        =======        =======        ========        ========
Pro forma diluted earnings (loss) per
  share................................    $  0.11        $ (0.31)       $ (0.17)       $  (1.06)       $  (1.41)
                                           =======        =======        =======        ========        ========
YEAR ENDED JUNE 30, 1998:
Total revenue..........................    $19,138        $21,255        $24,538        $ 23,957        $ 88,888
                                           =======        =======        =======        ========        ========
Total operating expenses...............    $19,664        $22,681        $22,427        $ 21,636        $ 86,408
                                           =======        =======        =======        ========        ========
Net income (loss)......................    $  (657)       $   849        $ 1,347        $  2,036        $  3,575
                                           =======        =======        =======        ========        ========
Pro forma diluted earnings (loss) per
  share................................    $ (0.08)       $  0.09        $  0.10        $   0.11        $   0.28
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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balanced Care Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Baltimore, Maryland
September 1, 2000, except as to Notes 7 and 19
     which are as of September 27, 2000

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

            COLUMN A               COLUMN B              COLUMN C               COLUMN D      COLUMN E
            --------              ----------             --------              ----------     ---------
                                                         ADDITIONS
                                                 -------------------------
                                  BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                                  BEGINNING      OPERATING        OTHER                        AT END
DESCRIPTION                       OF PERIOD       ACCOUNTS       ACCOUNTS      DEDUCTIONS     OF PERIOD
-----------                       ----------     ----------     ----------     ----------     ---------
Allowance for Doubtful Accounts
  Year ended June 30, 2000......   $ 2,352        $   419         $1,000(1)    $     (360)(2)  $ 3,411
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $   916        $ 2,044         $   --       $     (608)(2)  $ 2,352
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1998......   $   330        $   722         $   --       $     (136)(2)  $   916
                                   =======        =======         ======       ==========      =======
Allowance for Loss on
  Development Activities
  Year ended June 30, 2000......   $11,670(3)     $ 1,650         $   --       $  (11,871)(2)  $ 1,449
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $    --        $13,050         $   --       $   (1,380)(2)  $11,670
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1998......   $    --        $    --         $   --       $       --      $    --
                                   =======        =======         ======       ==========      =======
Allowance for Losses Under
  Shortfall Funding Agreements
  Year ended June 30, 2000......   $ 4,660        $ 5,750         $   --       $   (1,811)(2)  $ 8,599
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $    --        $ 4,660         $   --       $       --      $ 4,660
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1998......   $    --        $    --         $   --       $       --      $    --
                                   =======        =======         ======       ==========      =======

---------------
(1) Net additions as a result of acquisitions and divestitures

(2) Amount represents write-offs charged against allowance

(3) Consists of allowance for losses on development contracts in process, contracts receivable and purchase option deposits

ITEM 9-- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

     The Company's Certificate of Incorporation and Bylaws provide that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than nine) and that the Board shall be divided into three classes. The terms of office of the three classes of directors (Class I, Class II and Class III) end in successive years. The terms of the Class III directors expire this year and their successors are to be elected at the 2000 annual meeting of stockholders for a three-year term expiring in 2003. The terms of the Class I and Class II directors do not expire until 2001 and 2002, respectively.

     On October 8, 1999, the Board of Directors increased its size from seven to nine members. Effective October 11, 1999, Bill R. Foster, Sr. and Raymond Schultz resigned and the Board of Directors appointed the following individuals to fill the vacancies resulting from the foregoing:

NAME                                                          CLASS
----                                                        ---------
Paul Reichmann............................................  Class I
Barry Reichmann...........................................  Class I
Manfred J. Walt...........................................  Class II
George Kuhl...............................................  Class III

                               CLASS I DIRECTORS

PIER C. BORRA
  Age 60
  Director since 1998......  Mr. Borra is Chairman, President and Chief
                             Executive Officer of CORA Health Services, Inc., a provider of outpatient rehabilitation, which he founded in December 1997. Previously, he served as Chairman, President and Chief Executive Officer of Arbor Health Care Company, a sub-acute care company, which he founded in 1985 and a Director of Health Care and Retirement Corporation. Mr. Borra serves as a director of Health Care REIT (NYSE) and as a director of Southern Assisted Living, Inc., a private assisted living company.

PAUL REICHMANN
  Age 70
  Director since October
  1999.....................  Since April 1999, Mr. Reichmann has served as the
                             Executive Chairman of the Canary Wharf Group Plc, a real estate company listed on the London Stock Exchange. Since 1994, Mr. Reichmann has served as the Chief Executive of the Reichmann Group of Companies. This group includes: International Property Corporation and affiliates with investments in office and commercial properties in the United States; Reichmann International Development Corporation and affiliates with investments in real estate projects in Mexico City; and Central Park Lodges Ltd., a private Canadian health care company that provides long term care and assisted living services to seniors in both Canada and the United States. Mr. Reichmann is the Chairman of Central Park Lodges Ltd. and a Trustee of CPL Long Term Care Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock

                             Exchange. Mr. Reichmann is the father of Barry Reichmann, who is also a director of the Company.

BARRY REICHMANN
  Age 34
  Director since October
  1999.....................  Since October 1994, Mr. Reichmann has served as
                             President and Chief Executive Officer and a director of Central Park Lodges Ltd., a private health care company that provides long term care and assisted living services to seniors in both Canada and the United States. Mr. Reichmann is also the Chief Executive Officer and a Trustee of CPL Long Term Care Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange. Mr. Reichmann is a Director of Firm Capital Mortgage Investment Fund, a mortgage investment fund listed on the Toronto Stock Exchange. Mr. Reichmann is the son of Paul Reichmann, who is also a director of the Company.

                               CLASS II DIRECTORS

EDWARD R. STOLMAN
  Age 74
  Director since 1997......  Mr. Stolman has owned and operated Stolman
                             Investments since 1982, specializing in real estate and health care investments and consulting. He joined Hospital Affiliates International in 1968 and served as Executive Vice President and Vice Chairman, and also served as Chairman of Affiliated Health Corporation from 1984 to 1990. Mr. Stolman was an original investor in and a member of the Board of Directors of Dovebar International, Inc.

GEORGE H. STRONG
  Age 74
  Director since 1996......  Mr. Strong is a private investor with many years of experience in both director and executive positions in health care enterprises. Since 1994, Mr. Strong has served as a director for Integrated Health Services, HealthSouth Rehabilitation Corporation, Managed Care USA and Amerisource. Mr. Strong was a Senior Vice President and founding director of Universal Health Services, Inc. from 1979 to 1985 and was with American Medicorp for five years prior to that.

MANFRED J. WALT
  Age 47
  Director since October
  1999.....................  Since May 1998, Mr. Walt has served as Executive
                             Vice President and Chief Financial Officer of Central Park Lodges Ltd., a private Canadian health care company that provides long term care and assisted living services to seniors in both Canada and the United States. From 1997 until May 1998, Mr. Walt served as Senior Vice President of Gentra Inc. (an affiliate of Brascan Corporation), a real estate merchant bank listed on the Toronto Stock Exchange. From 1980 until 1998, Mr. Walt served in various capacities with the Brascan group of companies including Managing Partner of Financial Services for Brascan Corporation, a diversified conglomerate listed on the Toronto Stock Exchange. Mr. Walt is also a member of the Boards of Directors of Central Park Lodges Ltd. and Oxford Automotive Inc., a private company.

                              CLASS III DIRECTORS

DAVID L. GOLDSMITH
  Age 52
  Director since 1996......  Since March 1999, Mr. Goldsmith has served as
                             Managing Director for RS Investment Management, an independent money management firm. Prior to his service at RS Investment Management, Mr. Goldsmith was associated with BancAmerica Robertson Stephens and its predecessors for more than 15 years, serving as a Managing Director, Health Care for more than five years. Mr. Goldsmith is also a member of the Boards of Directors of Apria Healthcare Group Inc. and selected private companies.

BRAD E. HOLLINGER
  Age 46
  Chairman of the Board,
  President and Chief
  Executive Officer and a
  Director since 1995......  Before joining the Company in 1995, Mr. Hollinger served as Executive Vice President of the Contract Services Group of Continental Medical Systems ("CMS"), a national provider of medical rehabilitation services and contract therapy services from 1992 to 1995. Mr. Hollinger also served as Senior Vice President/Development of CMS from 1987 to 1990, leading the development and financing of eighteen inpatient medical rehabilitation hospitals in seven states. From 1985 to 1987, Mr. Hollinger served as Vice President of Development and Chief Development Officer of Rehab Hospital Service Corporation, a wholly owned subsidiary of NME, now known as Tenent Healthcare.

GEORGE KUHL
  Age 51
  Director since October
  1999.....................  Since October 1994, Mr. Kuhl has served as Vice
                             Chairman/Chief Operating Officer of Central Park Lodges Ltd., a private Canadian health care company that provides long term care and assisted living services to seniors in both Canada and the United States. Mr. Kuhl is also a Trustee of CPL Long Term Care Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange.

                               EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 22, 2000:

NAME

Brad E. Hollinger
  46
  Chairman of the Board,
  President and Chief
  Executive Officer and a
  Director.................  Mr. Hollinger has served as a director and as
                             Chairman of the Board, President and Chief
                             Executive Officer of the Company since its founding in April 1995. Previously he served as Executive Vice President of the Contract Service Group of Continental Medical Systems ("CMS"), a national provider of medical rehabilitation services and contract therapy services from 1992 to 1995.

Clint T. Fegan
  42
  Chief Financial Officer
  (Principal Financial
  Officer).................  Mr. Fegan has served as Chief Financial Officer of the Company since February 1999. Mr. Fegan served as Vice President -- Corporate Controller for the Company from July 1998 until February 1999 and as Corporate Controller from July 1997 until June 1998. From 1994 to 1997, he served as Corporate Controller of Wilmac Corporation, a privately owned nursing home and assisted living company.

Gary W. Anderson
  50
  Chief Operating
  Officer..................  Mr. Anderson has served as the Chief Operating
                             Officer for the Company since July 1999. Prior to joining the Company, Mr. Anderson served as Senior Vice President of Operations for Alterra Healthcare Corporation from April 1995 until July 1999, where he was responsible for over 150 freestanding assisted living and Alzheimer's-focused facilities. From 1992 to 1995, he served as General Manager for Marriott Senior Living Services, a senior care company and division of Marriott International, Inc.

Robin L. Barber
  37
  Senior Vice President --
  Legal Counsel,
  Assistant Secretary......  Ms. Barber has served as Senior Vice President and
                             Counsel since February 1999, as Vice
                             President -- Legal Services from September 1997 to January 1999, as Director -- Legal Services from February 1996 to August 1997, and as legal consultant from October 1995 to January 1996. Prior to joining the Company, she was in private practice with the law firm of Eckert Seamans Cherin & Mellot LLP from June 1993 until August 1995. Ms. Barber is the sister-in-law of Brad E. Hollinger.

Robert J. Sutton
  51
  Senior Vice President --
  Corporate Services,
  Secretary................  Mr. Sutton has served as the Company's Senior Vice
                             President -- Corporate Services since March 2000 and as Secretary of the Company since its founding in April 1995. From 1993 to 1995, he was Vice President, Finance and Strategy, of CMS.

Diane M. Borger
  44
  Vice
  President -- Treasurer
  (Principal Accounting
  Officer).................  Ms. Borger has served as Vice
                             President -- Treasurer of the Company since May 1998. Ms. Borger was Director of Accounting for the Company from November 1995 until May 1998. Prior to joining the Company, she served in various capacities during four years with CMS, including Accounting Manager -- Rehab Hospital Group from July 1993 to November 1995, as Manager of Corporate Financial Planning from March 1992 to July 1993, and as Corporate Financial Analyst from July 1991 to March 1992.

ITEM 2--PROPERTIES

     The Company's corporate office is located in Mechanicsburg, Pennsylvania. In addition to its corporate office, as of June 30, 2000, the Company operated a total of 63 assisted living facilities and three skilled nursing facilities in Pennsylvania, Arkansas, Ohio, North Carolina, Virginia, Ohio, West Virginia, Tennessee, Florida, Maryland and Indiana. The buildings range in size from 27,000 square feet to 68,000 square feet and are adaptable to construction on sites ranging from two to five acres. The Company owns 17, leases 22 and manages 27 senior living and health care facilities in these states. A more detailed outline of information with regard to the various properties that the Company owns, manages and leases can be found at "Operating Facilities" in Item 1 of
Part I. In January 2000, the Company divested its Missouri assets consisting of 10 skilled nursing facilities with 1,135 beds, nine assisted living and independent living facilities with 245 beds and a home health agency.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the ordinary course of business. However, the Company is not involved in any legal proceedings that it believes would have a materially adverse effect on its business, financial condition or results of operations. In addition, lawsuits may be brought against the Company, including those involving environmental and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company's course of business and its liquidity within a particular period may be materially affected by unforeseen circumstances. Based on facts currently available, management believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons beneficially holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Commission and the AMEX. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. All of these filing requirements were satisfied, except that Mr. Strong failed to file a Form 4 by the required due date to reflect an acquisition of 10,000 shares of Common Stock by Mr. Strong. The acquisition was subsequently reported by Mr. Strong on a Form 5. In making these statements, the Company has relied on copies of the reports that its officers, directors and beneficial owners of more than ten percent of the Company's Common Stock have filed with the Commission.

ITEM 11--EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the three fiscal years ended June 30, 2000 ("Fiscal 2000") for the Company's Chief Executive Officer and for the four other most highly compensated executive officers of the Company for Fiscal 2000, as well as one additional executive officer who resigned during Fiscal 2000 (the "Named Executive Officers").

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                          ---------------
                                             ANNUAL COMPENSATION            SECURITIES
                                FISCAL    --------------------------        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION(S)   YEAR     SALARY ($)    BONUS ($)(1)      OPTIONS (#S)(2)   COMPENSATION ($)
------------------------------  ------    ----------    ------------      ---------------   ----------------
Brad E. Hollinger............    2000      225,000             --(1)(a)       125,000                --
  Chairman of the Board,         1999      225,000        150,000(1)(b)       100,000                --
  President and Chief            1998      200,000        116,250(1)(c)            --                --
  Executive Officer
Gary W. Anderson.............    2000      165,129             --(1)(a)       130,000                --
  Chief Operating Officer        1999           --             --(1)(b)            --                --
                                 1998           --             --(1)(c)            --                --
Clint T. Fegan...............    2000      160,000             --(1)(a)        45,000                --
  Chief Financial Officer        1999      110,616         11,880(1)(b)       146,000            10,000(3)
                                 1998       65,027             --(1)(c)        15,000                --
Michael P. Kelly.............    2000      125,983         42,500(1)(a)        12,000                --
  Senior Vice President of       1999       85,000         38,750(1)(b)        20,000                --
  Operations                     1998       77,500         31,250(1)(c)            --                --
Robin L. Barber..............    2000      116,458             --(1)(a)        20,000                --
  Senior Vice President and      1999       95,083         20,000(1)(b)        25,000                --
  Legal Counsel                  1998       77,550         16,000(1)(c)         7,500                --
Stephen G. Marcus(4).........    2000      100,000             --(1)(a)            --           727,692(5)
  Chief Operating Officer        1999      184,900         42,500(1)(b)        60,000                --
                                 1998       83,802             --(1)(c)       150,000            20,000(6)

---------------
(1) Reflects bonuses paid in (a) Fiscal Year 2000, (b) Fiscal Year 1999 and (c) the year ended June 30, 1998 ("Fiscal Year 1998"), for services rendered in
    (a) Fiscal Year 1999, (b) Fiscal Year 1998 and (c) the year ended June 30, 1997, respectively.

(2) Options granted pursuant to the Company's 1996 Stock Incentive Plan (as amended from time to time, the "Incentive Plan") to purchase shares of Common Stock. Options granted during Fiscal 2000 are described in greater detail below.

(3) Represents a sign-on bonus received by Mr. Fegan in Fiscal 1999.

(4) Mr. Marcus resigned from the Company effective December 31, 1999.

(5) Represents amounts paid to Mr. Marcus for (a) accrued but unused vacation and (b) severance pursuant to Mr. Marcus' employment agreement dated November 24, 1997 with the Company.

(6) Represents a sign-on bonus received by Mr. Marcus in Fiscal 1998.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information with respect to stock options granted to the Named Executive Officers in Fiscal 2000. The options listed below are included in the Summary Compensation Table above.

                                                                                    POTENTIAL REALIZABLE VALUE
                       NUMBER OF      % OF TOTAL                                       AT ASSUMED RATES OF
                       SECURITIES      OPTIONS                                       STOCK PRICE APPRECIATION
                       UNDERLYING     GRANTED TO                                        FOR OPTION TERM(7)
                        OPTIONS      EMPLOYEES IN      EXERCISE     EXPIRATION      --------------------------
NAME                   GRANTED(1)    FISCAL YEAR     PRICE ($/SH)      DATE             5%             10%
----                   ----------    ------------    ------------   ----------      -----------    -----------
Brad E. Hollinger....   125,000            %             2.41       2/22/2010(2)     $182,328       $468,767
Gary W. Anderson.....    65,000            %             1.88       8/10/2009(3)     $ 76,322       $193,912
                         65,000            %             2.41       2/22/2010(2)     $ 94,811       $243,759
Clint T. Fegan.......    45,000            %             2.41       2/22/2010(2)     $ 65,638       $168,756
Michael P. Kelly.....    12,000            %             2.41       2/22/2010(2)     $ 17,503       $ 45,002
Robin L. Barber......    20,000            %             2.41       2/22/2010(2)     $ 29,172       $ 75,003
Stephen G. Marcus....        --          --                --              --              --             --

---------------
(1) Options granted pursuant to the Incentive Plan to purchase shares of Common Stock. Subject to the approval of the Compensation Committee of the Board of Directors of the Company, the exercise price and applicable withholding taxes may be paid in cash or in shares of the Company's Common Stock (whether previously owned or to be acquired upon exercise), or by other methods which comply with the Incentive Plan and applicable law.

(2) The options granted will vest in equal increments on February 22, 2001, 2001, 2003 and 2004 subject to the provisions of the Incentive Plan.

(3) One quarter of the options vested on August 10, 2000 and the remainder will vest in equal increments on August 10, 2001, 2002, and 2003 subject to the provisions of the Incentive Plan.

(4) These assumed "potential realizable values" are mathematically derived from certain prescribed rates of stock appreciation. The actual value of these option grants is dependent on the future performance of Company Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be achieved.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are also employees of the Company do not receive cash compensation for their services as directors. Members of the Board of Directors who are not employees of the Company receive a $5,000 annual retainer for their services as directors, payable quarterly. Each non-employee director also receives $1,000 for each meeting attended and $500 for each telephonic meeting in which he participated. In addition, under the Company's Incentive Plan, non-employee directors are granted non-qualified stock options to purchase 15,000 shares of Common Stock upon each director's initial election to the Board and 5,000 shares of Common Stock at each Annual Meeting of Stockholders for the duration of his or her term. During Fiscal 2000, Paul Reichmann, Barry Reichmann, Manfred Walt and George Kuhl received non-qualified stock options for 15,000 shares of Common Stock and David Goldsmith and George Strong received non-qualified stock options for 5,000 shares of Common Stock. All directors are reimbursed for reasonable expenses incurred in attending board and committee meetings and otherwise carrying out their duties. All share numbers reflect the 3-for-4 reverse stock split of the Company's Common Stock in October 1997.

EMPLOYMENT AGREEMENTS

     Employment Agreement with the Chief Executive Officer. Mr. Hollinger is a party to an employment agreement with the Company dated August 1, 1996, as amended December 21, 1999. The employment agreement expires on July 31, 2001, subject to annual extensions thereafter. Pursuant to the employment agreement, for Fiscal 2000 and thereafter, Mr. Hollinger received, and is to receive, an annual salary of

$225,000. For each fiscal year of the Company throughout the term of the agreement, Mr. Hollinger is also entitled to receive an annual bonus in an amount not less than 75% of his base salary upon achievement by the Company of certain levels of pre-tax earnings to be determined by the Board of Directors. If the level of earnings exceeds the level determined by the Board for a fiscal year, the Board may award Mr. Hollinger additional bonus compensation. Pursuant to the employment agreement, the Company granted to Mr. Hollinger as of August 1, 1996 the right to purchase 37,500 shares of Common Stock at a purchase price of $2.00 per share and, as of June 30, 1997, the right to purchase an additional 37,500 shares of Common Stock at a per share purchase price equal to the fair market value of a share of Common Stock on June 30, 1997, which was $6.67 per share. These options are generally to vest in accordance with the Incentive Plan (including the Change of Control acceleration provision contained in such plan), provided that if Mr. Hollinger terminates his employment for Good Reason (as defined in the employment agreement, which includes the occurrence of a Change in Control as Good Reason), the options are to become fully vested and exercisable as of the date of such termination and may be exercised within one year following such termination. In addition, if Mr. Hollinger terminates his employment for Good Reason (including upon the occurrence of a Change in Control), he will be entitled to receive a cash payment within 10 days of such termination equal to three times his annual compensation plus the amount of any bonus for that year.

     Employment Agreements, Change in Control Arrangements and Termination of Employment with Other Named Executive Officers. Mr. Anderson is a party to a change in control agreement with the Company dated July 29, 1999 that provides in the event of a Change in Control (as defined in the agreement) of the Company that results in Mr. Anderson's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if he is terminated without cause, in each case within a specified period following the Change in Control, Mr. Anderson is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times his annual compensation then in effect. In addition, all outstanding stock options granted to Mr. Anderson under the Incentive Plan will vest immediately and will be exercisable subject to the provisions of the Incentive Plan.

     Mr. Fegan is a party to an employment agreement with the Company dated February 11, 1999, as amended December 21, 1999. The employment agreement expires on February 11, 2002, subject to annual extensions thereafter. Pursuant to the employment agreement, Mr. Fegan is entitled to receive an annual salary of $160,000, subject to increase by the Board of Directors. For each fiscal year of the Company throughout the term of the agreement, Mr. Fegan is also entitled to receive an annual bonus of up to 50% of his base salary based upon his performance of stated objectives and the Company's achievement of certain levels of pre-tax earnings to be determined by the Board of Directors. Pursuant to the employment agreement, the Company granted Mr. Fegan the right to purchase 125,000 shares of Common Stock at a purchase price of $2.53, the fair market value of a share of Common Stock on March 3, 1999. These options are generally to vest in accordance with the Incentive Plan (including the Change of Control acceleration provision contained in such plan), provided that if the Company experiences a Change in Control (as defined in the employment agreement), the options will become fully vested and exercisable in accordance with the Incentive Plan. If the Company terminates Mr. Fegan's employment without Cause, other than following a Change in Control (as such terms are defined in the employment agreement), he will be entitled to receive an amount equal to his annual compensation plus the amount of any pro-rata bonus accrued for that year (the "Termination Payment"). At the Company's option, the Termination Payment may be paid in cash (i) in a lump sum within 45 days or (ii) in 12 equal monthly installments following such termination. In the event of a Change in Control of the Company that results in Mr. Fegan's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if he is terminated without Cause, in each case within a specified period following the Change in Control, Mr. Fegan is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to three times his annual compensation then in effect plus his annual bonus percentage payable for the year in which the event occurred; provided, however, the bonus is payable only if the Company's annual operating budget was achieved and Mr. Fegan was employed for the entire year.

     Mr. Kelly is a party to an employment agreement with the Company dated January 31, 1997, as amended February 6, 1997 and July 20, 1999. The employment agreement had an initial term of three years and was automatically renewed until January 31, 2001. Unless either the Company or Mr. Kelly gives the other party written notice of the intention not to renew the employment agreement at least 90 calendar days before the expiration of the existing term, the employment agreement will be automatically renewed for successive one-year periods.

     During the current term of the employment agreement, Mr. Kelly is entitled to receive a base salary of $120,000, subject to increases as determined by the Board of Directors. During Fiscal 2000, Mr. Kelly received a base salary of $125,983. Throughout the term of the employment agreement, Mr. Kelly is also entitled to receive an annual bonus in an amount up to 70% of his base salary upon achievement by the Company of certain levels of pre-tax earnings to be determined by the Board of Directors. If Mr. Kelly is terminated by the Company without cause, he is entitled to receive the remainder of his annual compensation for that year plus the amount of any pro-rata bonus accrued for that year, together with payment for any accrued and unused vacation.

     Ms. Barber is a party to a change in control agreement with the Company dated November 20, 1998, as amended December 21, 1999 that provides in the event of a Change in Control (as defined in the agreement) of the Company that results in Ms. Barber's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if she is terminated without cause, in each case within a specified period following the Change in Control, Ms. Barber is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times her annual compensation then in effect plus the maximum amount of her potential annual bonus percentage payable for the year in which the event occurred. In addition, all outstanding stock options granted to Ms. Barber under the Incentive Plan will vest immediately and will be exercisable subject to the provisions of the Incentive Plan.

     Mr. Marcus resigned from the Company effective December 31, 1999. Mr. Marcus was a party to an employment agreement with the Company dated November 24, 1997. Pursuant to the employment agreement, for Fiscal 2000, Mr. Marcus was entitled to receive an annual salary of $200,000 and an annual bonus of up to 60% of his base salary based upon his performance of stated objectives and the Company's achievement of certain levels of pre-tax earnings to be determined by the Board of Directors. Pursuant to the employment agreement, the Company granted Mr. Marcus the right to purchase 150,000 shares of Common Stock at a purchase price of $6.50, the fair market value of a share of Common Stock on January 5, 1998. On each anniversary date of the employment agreement, the Company agreed to grant Mr. Marcus the right to purchase additional shares of Common Stock in an amount of not less than 30,000 shares annually. These options are generally to vest in accordance with the Incentive Plan (including the Change of Control acceleration provision contained in such plan). Pursuant to the employment agreement, upon Mr. Marcus' resignation, his options became fully vested and exercisable(1) in accordance with the Incentive Plan and he received a cash payment of $727,692, an amount equal to three times his annual salary plus his maximum potential bonus for Fiscal 2000 and his accrued unused vacation, less applicable state, federal and local tax withholdings. Mr. Marcus is also entitled to participate in the Company's health care benefits until December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

ITEM 12--SECURITY OWNERSHIP

     The following table sets forth the beneficial ownership of the Company's Common Stock as of September 15, 2000 by each person or group known by the Company to beneficially own more than five percent of outstanding Common Stock, each director, nominee for director and the Named Executive Officers, and by all directors and executive officers as a group. Beneficial ownership was calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. Unless otherwise indicated, the holders of all shares shown in the table have sole

---------------

(1) Mr. Marcus' stock options expired under the terms of the plan on May 15, 2000. None were exercised.

voting and investment power with respect to such shares. As of September 15, 2000, there were 34,172,847 outstanding shares of Common Stock.

                                                                    AMOUNT AND
                                                                    NATURE OF
                                                                    BENEFICIAL         PERCENT OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP            CLASS
--------------        ------------------------------------         ------------        ----------
Common Stock      IPC Advisors S.A.R.L.........................      17,972,400(1)(6)     52.6%
                  28 rue Jean Baptiste Fresez
                  L-1542 Luxembourg
Common Stock      Crosslink Capital, Inc.......................       2,355,679(2)        6.89%
                  555 California Street, Suite 2350
                  San Francisco, CA 94104
Common Stock      RH Investments Limited.......................     2,333,333.5(3)(6)     6.39%
                  C/o Unsworth & Associates
                  Herengracht 483
                  1017 BT
                  Amsterdam
                  The Netherlands
Common Stock      VXM Investments Limited......................     2,333,333.5(4)(6)     6.39%
                  C/o Unsworth & Associates
                  Herengracht 483
                  1017 BT
                  Amsterdam
                  The Netherlands
Common Stock      HR Investments Limited.......................       2,333,333(5)(6)     6.39%
                  C/o Unsworth & Associates
                  Herengracht 483
                  1017 BT
                  Amsterdam
                  The Netherlands
Common Stock      Henry L. Hillman, Elsie Hilliard Hillman and
                  C.G. Grefenstette, Trustees..................       1,735,000(7)        5.08%
                  1900 Grant Building
                  Pittsburgh, PA 15129
Common Stock      Brad E. Hollinger............................         882,588(8)        2.57%
Common Stock      Pier C. Borra................................          85,000(9)           *
Common Stock      David L. Goldsmith...........................          55,663(10)          *
Common Stock      George Kuhl..................................          15,000(11)          *
Common Stock      Barry Reichmann..............................          15,000(12)          *
Common Stock      Paul Reichmann...............................          15,000(13)          *
Common Stock      Edward R. Stolman............................          34,250(14)          *
Common Stock      George H. Strong.............................          56,250(15)          *
Common Stock      Manfred J. Walt..............................          15,000(16)          *
Common Stock      Gary W. Anderson.............................          16,250(17)          *
Common Stock      Clint T. Fegan...............................          50,875(18)          *
Common Stock      Michael P. Kelly.............................          91,875(19)          *
Common Stock      Robin L. Barber..............................         116,867(20)          *
Common Stock      Stephen G. Marcus............................               0              0
Common Stock      All Directors and Executive Officers as
                  a Group (13 persons)(21).....................       1,449,618(22)       4.19%

---------------
  * Indicates ownership of less than 1% of the Common Stock.

(1) LXB Investments Limited ("LXB") is the sole shareholder of IPC. The Lillian Trust (the "Lillian Trust") is the sole shareholder of LXB. The Monument Trust Company Limited (the "Monument Trust") is the trustee of the Lillian Trust. LXB, the Lillian Trust and the Monument Trust may each be deemed to be beneficial owners of the 17,972,400 shares pursuant to Rule 13d-3 of the Exchange Act. IPC, LXB, the Lillian Trust and the Monument Trust have shared voting and investment power with respect to the 17,972,400 shares of
     Common Stock. This information is based on the stockholder's Schedule 13D (Amendment No. 1) filed with the SEC on September 15, 2000.

 (2) Crosslink Capital, Inc. ("Crosslink") is a registered investment advisor. Michael Joseph Stark and Seymour Franklin Kaufman are the controlling stockholders of Crosslink. Messrs. Stark and Kaufman share voting and investment power with respect to the 2,335,679 shares of Common Stock and Mr. Kaufman has sole voting and investment power with respect to 271,134 shares of Common Stock. This information is based on the stockholders'
     Schedule 13G (Amendment No. 3) filed with the SEC on May 3, 2000.

 (3) RH has the right, upon conversion of the Amended Debentures, to acquire 2,333,333.5 shares of Common Stock. See "Certain Transactions and Relationships with the Company." The Rachel Trust (the "Rachel Trust") is the sole shareholder of RH. The Monument Trust is the trustee of the Rachel Trust. The Rachel Trust and the Monument Trust may each be deemed to be beneficial owners of the 2,333,333.5 shares pursuant to Rule 13d-3 of the Exchange Act. RH, the Rachel Trust and The Monument Trust have shared voting and investment power with respect to the 2,333,333.5 shares of Common Stock. This information is based on the stockholder's Schedule 13D (Amendment No. 1) filed with the SEC on September 15, 2000.

 (4) VXM has the right, upon conversion of the Amended Debentures, to acquire 2,333,333.5 shares of Common Stock. See "Certain Transactions and Relationships with the Company." The Vivian Trust (the "Vivian Trust") is the sole shareholder of VXM. The Monument Trust is the trustee of the Vivian Trust. The Vivian Trust and the Monument Trust may each be deemed to be beneficial owners of the 2,333,333.5 shares pursuant to Rule 13d-3 of the Exchange Act. VXM, the Vivian Trust and The Monument Trust have shared voting and investment power with respect to the 2,333,333.5 shares of Common Stock. This information is based on the stockholder's Schedule 13D (Amendment No. 1) filed with the SEC on September 15, 2000.

 (5) HR has the right, upon conversion of the Amended Debentures, to acquire 2,333,333 shares of Common Stock. See "Certain Transactions and Relationships with the Company." The Henry Trust (the "Henry Trust") is the sole shareholder of HR. The Monument Trust is the trustee of the Henry Trust. The Henry Trust and the Monument Trust may each be deemed to be beneficial owners of the 2,333,333 shares pursuant to Rule 13d-3 of the Exchange Act. HR, the Henry Trust and The Monument Trust have shared voting and investment power with respect to the 2,333,333 shares of Common Stock. This information is based on the stockholder's Schedule 13D (Amendment No.
     1) filed with the SEC on September 15, 2000.

 (6) The Monument Trust, as the trustee for the Lillian Trust, the Rachel Trust, the Vivian Trust and the Henry Trust, may be deemed to be the beneficial owner of the shares of Common Stock, held or which may be acquired, by IPC, RH, VXM and HR in the aggregate amount of 24,972,400, which represents 60.6% of the issued and outstanding shares of Common Stock of the Company after giving effect to conversion of the Debentures. This information is based on the stockholder's Schedule 13D (Amendment No. 1) filed with the SEC on September 15, 2000. See "Certain Transactions and Relationships with the Company."

 (7) Consists of 1,000,000 shares held by trust for the benefit of Henry L. Hillman (the "HLH Trust") and 525,000 shares owned by Juliet Challenger, Inc., an indirect wholly-owned subsidiary of The Hillman Company ("THC"). THC is controlled by the HLH Trust. The Trustees of the HLH Trust are Henry
     L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette (the "HLH Trustees"). The HLH Trustees share voting and investment power with respect to the shares held of record by the HLH Trust and the assets of THC. Also includes an aggregate of 210,000 shares held by four trusts for the benefit of the members of the Hillman family, as to which the HLH Trustees (other than Mr. Grefenstette, who is one of the trustees of such family trusts) disclaim beneficial ownership. This information is based on the stockholders' Schedule 13G (Amendment No. 2) filed with the SEC on February 14, 2000.

 (8) Includes 103,125 shares subject to stock options. Also includes 1,150 shares held jointly by Brad E. Hollinger and his spouse, and 5,250 shares subject to a third party's right to purchase. Does not include 20,000 shares held by Mr. Hollinger's spouse subject to stock options. Mr. Hollinger disclaims beneficial ownership as to the 20,000 shares held by his spouse subject to stock options.

 (9) Includes 65,000 shares held subject to stock options.

(10) Includes 34,413 shares owned by the Goldsmith Family Trust. As the co-trustee, Mr. Goldsmith has voting and investment power with respect to the shares held by the trust and may be deemed to have indirect beneficial ownership of them. Also includes 21,250 shares held subject to stock options.

(11) Includes 15,000 shares held subject to stock options.

(12) Includes 15,000 shares held subject to stock options.

(13) Includes 15,000 shares held subject to stock options.

(14) Includes 18,000 shares owned by The Stolman Family Trust. Also includes 16,250 shares held subject to stock options.

(15) Includes 8,750 shares held subject to stock options.

(16) Includes 15,000 shares held subject to stock options.

(17) Includes 16,250 shares held subject to stock options.

(18) Includes 50,875 shares held subject to stock options.

(19) Includes 78,750 shares held jointly by Michael P Kelly and his spouse. Also includes 13,125 shares held by Mr. Kelly subject to stock options.

(20) Includes 45,313 shares held subject to stock options. Does not include 8,126 shares held by Ms. Barber's spouse subject to stock options. Ms. Barber disclaims beneficial ownership as to the 8,126 shares held by her spouse subject to stock options.

(21) Includes directors and officers as of September 15, 2000. Stephen G. Marcus resigned as an executive officer effective December 31, 1999.

(22) Includes 399,938 shares held subject to stock options.

ITEM 13--CERTAIN TRANSACTIONS AND RELATIONSHIPS WITH THE COMPANY

     Brad Hollinger, President, Chief Executive Officer and Chairman of the Board, was the sole member of Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI owns six Operator/ Lessees (collectively, the "FCI Subsidiaries") that entered into management agreements, option agreements, and other transaction documents with the Company, and facility lease agreements with a Real Estate Investment Trust ("REIT") in September 1998. Effective September 30, 1999, FCI redeemed Mr. Hollinger's equity interests for nominal consideration and sold the equity interests to a group of third party investors.

     Mr. Hollinger, without admitting or denying the allegations, settled a proposed civil action brought by the SEC contending that he violated certain federal securities laws in connection with trading in the common stock of Continental Medical Systems, Inc. prior to its merger with Horizon Healthcare, Inc. in 1995. The SEC approved the settlement on May 12, 1998, which consisted of the entry of an order enjoining Mr. Hollinger from future violations of such securities laws and the payment of $21,625, representing profits allegedly realized by him and a family member, plus interest, and a civil monetary penalty in an amount equal to such payment, plus interest.

     Bill R. Foster, Sr., a director of the Company until October 1999, received $114,727 for leasing to the Company two assisted living facilities in Springfield and Nevada, Missouri and the Company's regional headquarters in Springfield, Missouri at an annual rental of $197,328, $191,580 and $52,500, respectively.

     Pier Borra, a director of the Company, is a party to a consulting agreement with the Company to provide investor relations, tactical planning and other consulting services. In consideration, for each hour of service not to exceed 120 hours per year, Mr. Borra is granted a non-qualified stock option for 250 shares of the

Company's Common Stock, subject to the terms and conditions pertaining to "Independent Contractors" under the Company's Incentive Plan. During Fiscal 2000, Mr. Borra was granted a non-qualified stock option for 20,000 shares of the Company's Common Stock at an exercise price of $2.59 per share.

     Robin Barber, sister-in-law of Brad E. Hollinger, has been employed by the Company as Director of Legal Services since 1996, Vice President and Senior Counsel since September 1997, and Senior Vice President and Legal Counsel since February 1999. During Fiscal Year 2000, Ms. Barber received an annual salary of $116,458.

     Scott J. Hollinger, brother of Brad E. Hollinger, has been employed by the Company as a Construction Project Manager since December 1996 and
Director -- Project Management since July 1998. During Fiscal 2000, Scott J. Hollinger received an annual salary of $65,000.

     Deborah Myers Welsh, spouse of Brad E. Hollinger, entered into a consulting agreement with the Company on February 3, 1997 to provide legal services at the rate of $110 per hour not to exceed 30 hours per week for 50 weeks. Ms. Welsh received $118,120 under such arrangement during Fiscal Year 2000.

     IPC Advisors S.A.R.L. ("IPC") entered into a subscription agreement with the Company on October 8, 1999, as amended and restated on October 11, 1999 (the "Subscription Agreement"), structured in two phases. In the first phase of the transaction, on October 11, 1999, IPC purchased 3,300,000 shares of Series C Convertible Preferred Stock of the Company (the "Preferred Stock") for an aggregate purchase price of $4,125,000, which was convertible into Common Stock on a one-to-one basis. In the second phase of the transaction, on December 21, 1999, the stockholders of the Company approved IPC's purchase of 13,400,000 newly issued shares of Common Stock for an aggregate purchase price of $16,750,000 pursuant to the Subscription Agreement. In connection with the stockholder approval and in accordance with the Subscription Agreement, the 3,300,000 shares of Preferred Stock automatically converted into 3,300,000 newly issued shares of Common Stock. Pursuant to the Subscription Agreement, the Company agreed to nominate or appoint four of the nine members of the Company's board of directors as selected by IPC on an annual basis. In addition, IPC is entitled to designate at least 50% of the members of any committee of the board of directors. The Company cannot increase the size of its board in excess of nine members without IPC's prior consent. As a result of the foregoing transactions and certain subsequent open market purchases, IPC presently owns 17,972,400 shares of Common Stock of the Company, representing approximately 52.6% of the outstanding shares of the Company. See also "Security Ownership."

     In connection with the Meditrust Transaction discussed above under the Section entitled "Property Acquisition", IPC also entered into the Option Agreement with the Company and Meditrust, and has the right to jointly exercise the Option with the Company to acquire the First and/or Second Group of Tranche Two Properties from Meditrust. IPC also entered into the Right of First Refusal Agreement with the Meditrust Parties. Under the Right of First Refusal Agreement, in the event the Meditrust Parties desire to transfer the 1,081,312 shares of Common Stock of the Company owned by Meditrust to any party other than a direct or indirect subsidiary, the Meditrust Parties are obligated to offer to sell the Stock to IPC on the same terms.

     On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders"), each purchased at par from the Company, 9.5% unsecured convertible grid debentures (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date (as such terms are defined below), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). The Debentures mature on July 1, 2005 (the "Maturity Date"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the AMEX for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date"). The Holders have no rights with respect to the election of the Company's board of directors unless and until all or any portion of the Debentures are converted into Common Stock, at which time the Holders will have the same rights, powers and privileges as the other holders of the Company's Common Stock. Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of the Company after giving effect to the transactions. See also "Security Ownership."

     See also "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     (a)(2) Financial Statement Schedule:

        See (d) below.

     (a)(3) Exhibits

     The following exhibits are filed herewith or are incorporated by reference herein:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
 3.2      Certificate of Elimination of Series C Convertible Preferred
          Stock of Balanced Care Corporation (incorporated by
          reference to Exhibit 3.1 to the Quarterly Report on form
          10-Q for the quarter ended March 31, 2000 (No. 001-13845))
 3.3      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 3.4      Amendment to Amended and Restated By-laws of Balanced Care
          Corporation dated August 17, 2000 (filed herewith)
 3.5      Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of November 4, 1999
          (filed herewith)
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999 between Balanced Care Corporation and IPC Advisors S.a.r.l. ("IPC") (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
          dated October 21, 1999 (No. 001-13845))
 4.4      Registration Rights Agreement between Balanced Care
          Corporation and IPC dated October 8, 1999 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
 4.5      Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))
 9.1      Voting Agreement dated October 8, 1999 among IPC, the
          Company and certain of its stockholders (incorporated by
          reference to Exhibit 9.1 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
10.1      Form of Meditrust Facility Lease Agreement, together with
          schedule (incorporated by reference to Exhibit 10.46 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.2      Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.3      Schedule to Form of Meditrust Facility Lease Agreement
          (incorporated by reference 10.3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.4      Form of Meditrust Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.5      Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.6      Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7      Schedule to Form of Meditrust Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.9 to the Company's
          Annual Report on Form l0-K for the year ended June 30, 1998
          (No. 001-13845))
10.8      Form of Meditrust Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.9      Schedule to Form of Meditrust Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.10     Form of American Health Properties, Inc. ("AHP") Lease and
          Security Agreement (incorporated by reference to Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
10.11     Schedule to Form of AHP Lease and Security Agreement
          (incorporated by reference to Exhibit 10.33 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.12     Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.13     Schedule to Form of AHP Option Agreement (incorporated by
          reference to Exhibit 10.37 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.14     AHP Option Agreement II (incorporated by reference to
          Exhibit 10.38 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.15     Form of AHP Shortfall Funding Agreement, together with
          schedule (incorporated by reference to Exhibit 10.75 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.16     Schedule to Form of AHP Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.40 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.17     Form of AHP Working Capital Assurance Agreement, together
          with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))
10.18     Schedule to Form of AHP Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.42 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.19     Form of Ocwen Financial Corporation ("Ocwen") Lease
          Agreement (incorporated by reference to Exhibit 10.43 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (001-13845))
10.20     Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.21     Form of Ocwen Option Agreement (incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.22     Schedule to Form Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.23     Form of Ocwen Shortfall Funding Agreement(incorporated by
          reference to Exhibit 10.49 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.24     Schedule to Form of Ocwen Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.50 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.25     Ocwen Shortfall Funding Agreement II (incorporated by
          reference to Exhibit 10.51 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.26     Form of Ocwen Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.52 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.27     Schedule to Form of Ocwen Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.53 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.28     Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.29     First Amendment to Option Agreements, Shortfall Funding
          Agreements and Stock Pledge Agreements (incorporated by
          reference to Exhibit 10.55 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.30     Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))
10.31     Form of Capstone Lease (incorporated by reference to Exhibit
          10.57 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
10.32     Schedule to Form of Capstone Lease (incorporated by
          reference to Exhibit 10.58 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.33     Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.34     Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.35     Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.36     Schedule to Form of Capstone Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.63 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.37     Form of Capstone Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.64 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.38     Schedule to Form of Capstone Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.65 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.39     Form of Capstone Assignment, Assumption and Amendment
          Agreement (incorporated by reference to Exhibit 10.66 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.40     Schedule to Form of Capstone Assignment, Assumption and
          Amendment Agreement (incorporated by reference to Exhibit
          10.67 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
10.41     Lease dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1
          (No. 333-38733))
10.42     First Amendment dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at
          Mt. Royal Pines, Inc. (incorporated by reference to Exhibit
          10.35 to the Registration Statement on Form S-1 (No.
          333-37833))
10.43     Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. ("HCFP") (incorporated by reference to Exhibit
          10.1 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1999 (No. 001-13845))
10.44     Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          (incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1999
          (No. 001-13845))
10.45     Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1999 (No. 001-13845))
10.46     Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP (incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.47     Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP (incorporated by
          reference to Exhibit 10.5 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
10.48     Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (No.
          001-13845))
10.49     Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP dated July 1, 1999 (incorporated by
          reference to Exhibit 10.8 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
10.50     Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP dated July 29, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
10.51     Employment Agreement dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 of the
          Registration Statement on Form S-1 (No. 333-37833))**
10.52     Employment Agreement dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.53     Form of HCRI Lease 1998 (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.54     Schedule to Form of HCRI Lease (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.55     Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.56     Schedule to Form of HCRI Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.57     Form of HCRI Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.58     Schedule to Form of HCRI Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.59     Form of HCRI Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.60     Schedule to Form of HCRI Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.61     Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.62     Schedule to Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.63     Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.64     Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.65     Form of HCRI Guaranty (incorporated by reference to Exhibit
          10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))
10.66     Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.67     Form of HCRI Loan Agreement (incorporated by reference to
          Exhibit 10.15 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.68     Schedule to Form of HCRI Loan Agreement (incorporated by
          reference to Exhibit 10.16 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.69     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999(No. 001-13845))
10.70     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
10.71     Consulting Agreement between Pier C. Borra and Balanced Care
          Corporation dated March 22, 1999, effective December 8, 1998
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the Quarter ended March 31, 1999(No.
          001-13845))
10.72     Employment Agreement between Clint T. Fegan and Balanced
          Care Corporation dated February 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999(No. 001-13845))**
10.73     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999
          (incorporated by reference to Exhibit 10.36 to the Company's
          Annual Report on Form 10-K for the year ended June 30,
          1998(No. 001-13845))**
10.74     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 2000 (No. 001-13845))**
10.75     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999, 1999(No.
          001-13845))**
10.76     First Amendment to Facility Agreement by and between AHP and
          Balanced Care Corporation (incorporated by reference to
          Exhibit 10.17 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1999 (No. 001-13845))
10.77     First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among
          Balanced Care Corporation, Balanced Care at Sagamore Hills,
          Inc., Balanced Care at Loyalsock, Inc., Balanced Care at
          Lebanon, Inc., Balanced Care at Westerville, Inc., Balanced
          Care at Oak Ridge, Inc., Balanced Care at Morristown, Inc.,
          Financial Care Investors, LLC, Financial Care Investors of
          Sagamore Hills, LLC, Financial Care Investors of Loyalsock,
          LLC, Financial Care Investors of Lebanon, LLC, Financial
          Care Investors of Westerville, LLC, Financial Care Investors
          of Oak Ridge, LLC, and Financial Care Investors of
          Morristown, LLC (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (file No. 001-13845))
10.78     Form of First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.79     Schedule to First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.80     Form of First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.81     Schedule to First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.82     Form of First Amendment to Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.23 to the
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (No. 001-13845))
10.83     Schedule to First Amendment to Working Capital Agreement
          (incorporated by reference to Exhibit 10.24 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999
          (No. 001-13845))
10.84     Form of First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.85     Schedule to First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.26 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.86     Memorandum of Understanding by and among New Meditrust
          Company, LLC, IPC, Balanced Care Corporation, and Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
10.87     Option Agreement by and among New Meditrust Company LLC,
          IPC, and Balanced Care Corporation (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
10.88     Promissory Note made by Balanced Care Corporation and IPC in favor of New Meditrust Company LLC (incorporated by
          reference to Exhibit 10.3 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
10.89     Loan Agreement by and among Heller Healthcare Finance, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care at
          Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc, Balanced Care Realty at Mountain
          Home, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
          and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.90     Indemnification, Defense, Hold Harmless and Reimbursement
          Agreement by and between Balanced Care Corporation and IPC
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.91     Right of First Refusal Agreement by and among Meditrust
          Mortgage Investments, Inc., Meditrust Corporation, and IPC
          (incorporated by reference to Exhibit 10.7 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.92     Asset Purchase Agreement by and between Balanced Care
          Corporation and certain subsidiaries and Christian Health
          Care of Missouri, Inc. ("CHC") (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.93     First Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.2 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.94     Second Amendment to Asset Purchase Agreement dated by and
          between Balanced Care Corporation and certain subsidiaries and CHC (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
10.95     Third Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.96     Fourth Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.5 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.97     Promissory Note (First) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc. in favor of Balanced Care Corporation (incorporated by reference to
          Exhibit 10.6 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.98     Promissory Note (Second) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc., in favor of Balanced Care Corporation (incorporated by reference to
          Exhibit 10.7 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.99     Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Termination of Lease Documents, Consent to
          Assignment and Confirmation of Guaranties by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc., National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Lebanon Park Manor,
          Inc., BCC at Nixa Park Center, Inc., BCC at Springfield Care
          Center, Inc., BCC at Mt. Vernon Park Care Center, Inc., BCC
          at Mt. Vernon Park Care Center West, Inc., BCC at Hermitage
          Park Care Center, Inc., Balanced Care Corporation, Dixon
          Management, Inc., Meditrust Mortgage Investments, Inc., CHC,
          Cornerstone Properties Investment II, LLC, Cornerstone
          Health Care, Inc., Christian Health Care Personnel Services,
          Inc., Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.,
          and Alington D. Kilgore(incorporated by reference to Exhibit
          10.8 of the Company's Current Report on Form 8-K dated
          January 27, 2000 (No. 001-13845))
10.100    Guaranty (BCC) given by Balanced Care Corporation in favor of Meditrust Mortgage Investments, Inc. (incorporated by
          reference to Exhibit 10.9 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
10.101    Termination Agreement by and among Meditrust Mortgage
          Investments, Inc., New Meditrust Company LLC, Hawthorn
          Health Properties, Inc., National Care Centers of Hermitage,
          Inc., National Care Centers, Inc., National Care Centers of
          Lebanon, Inc., Springfield Retirement Village, Inc.,
          National Care Centers of Nixa, Inc., National Care Centers
          of Springfield, Inc., Mt. Vernon Park Care Center West,
          Inc., Balanced Care Corporation, Dixon Management, Inc. and
          Balanced Care at Stafford, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.102    Cross-Default Agreement by and among Balanced Care Stafford,
          Inc., New Meditrust Company LLC, Meditrust Mortgage
          Investments, Inc. and Balanced Care Corporation
          (incorporated by reference to Exhibit 10.11 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.103    Amendment No. 3 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and Heller Healthcare Finance, Inc. formerly
          known as HCFP Funding, Inc. ("HHF")(incorporated by
          reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.104    Senior Housing Rider among HHF, Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
10.105    Promissory Note A made by Balanced Care Realty at State
          College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of HHF (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
10.106    Subordinated Promissory Note B by Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of HHF (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.107    Hazardous Materials Indemnity among HHF, Balanced Care
          Corporation, Balanced Care Realty at State College, Inc.,
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. (incorporated by
          reference to Exhibit 10.5 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.108    Guaranty by Balanced Care Corporation in favor of HHF
          (incorporated by reference to Exhibit 10.6 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1999
          (No. 001-13845))
10.109    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.110    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HHF (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.111    Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of HHF (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
10.112    Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.10 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.113    A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of HHF dated as of December 30,
          1999 (incorporated by reference to Exhibit 10.11 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
10.114    Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of HHF (incorporated by reference to
          Exhibit 10.12 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
10.115    Letter Agreement by and among New Meditrust Company LLC,
          Balanced Care Corporation and IPC (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q for
          the quarter ended December 31, 1999 (No. 001-13845))
10.116    Amendment to Loan Documents by and among HHF, Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Mansfield, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Mountain Home, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 31,
          2000 (No. 001-13845))
10.117    Amended and Restated Promissory Note A in favor of HHF, by
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 31, 2000 (No. 001-13845))
10.118    Amended and Restated Promissory Note B in favor of HHF, by
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.3 of the Company's Current Report on
          Form 8-K dated March 31, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.119    First Amendment to Promissory Note by and among IPC,
          Balanced Care Corporation, and New Meditrust Company LLC
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.120    First Amendment to Option Agreement by and among IPC,
          Balanced Care Corporation, and New Meditrust Company LLC
          (incorporated by reference to Exhibit 10.5 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.121    Subordination Agreement by and among FRR Investments
          Limited, IPC, HHF,Inc., Balanced Care Corporation, and the
          entities listed on Exhibit A and Exhibit D thereto
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.122    Stock Pledge Agreement by and among FRR Investments Limited,
          IPC, Balanced Care Corporation, and the parties listed on
          Schedule 1 and Schedule 2 thereto (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))
10.123    Purchase Agreement by and between Balanced Care Corporation and RH Investments Limited (incorporated by reference to
          Exhibit 10.2 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))
10.124    Purchase Agreement by and between Balanced Care Corporation and VXM Investments Limited (incorporated by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))
10.125    Purchase Agreement by and between Balanced Care Corporation and HR Investments Limited (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))
10.126    Takeover Agreement by and between BCC Development and
          Management Co., St. Paul Fire and Marine Company, and United
          States Fidelity & Guaranty Company dated May 15, 2000 (filed herewith)
10.127    Completion Agreement by and between BCC Development and
          Management Company and United States Fidelity Guaranty
          Company dated June 2000 (filed herewith)
10.128    Agreement to Enter into Master Leases, Termination of Leases and Affirmation of Guaranties by and between Landlords,
          Tenants, Guarantors, and Managers as identified therein
          dated June 26, 2000 (filed herewith)
10.129    Master Lease and Security Agreement (Migratory) by and
          between NHP; MLD Delaware Trust; C&G Healthcare at
          Tallahassee, L.L.C.; C&G Healthcare at Pensacola, L.L.C.;
          Elder Care Operators of York, LLC; Elder Care Operators of
          Lakemont Farms, LLC; Elder Care Operators of Hilliard, LLC;
          Elder Care Operators of Akron, LLC dated July 1, 2000 (filed herewith)
10.130    Guaranty of Master Lease and Security Agreement and Letter
          of Credit Agreement (Migratory) and Letter of Credit
          Agreement (Migratory) by and between Balanced Care
          Corporation; NHP; MLD Delaware Trust; Balanced Care at
          Tallahassee, Inc.; Balanced Care at Pensacola, Inc.;
          Balanced Care at York, Inc.; Balanced Care at Lakemont
          Farms, Inc.; Balanced Care at Hilliard, Inc.; and Balanced
          Care at Akron, Inc. dated July 1, 2000 (filed herewith)
10.131    Master Lease and Security Agreement (Cumberland) by and
          between NHP, C&G Healthcare at Hagerstown, L.L.C., Elder
          Care Operators of Bristol, LLC, C&G Healthcare at Johnson
          City, L.L.C., Eldercare Operators of Murfreesboro, LLC, and
          C&G Healthcare at Teay's Valley, LLC dated July 1, 2000
          (filed herewith)
10.132    Guaranty of Master Lease and Security Agreement (Cumberland)
          and Letter of Credit Agreement (Cumberland) by and between
          Balanced Care Corporation, NHP, Balanced Care at Hagerstown,
          Inc., Balanced Care at Bristol, Inc., Balanced Care at
          Johnson City, Inc., Balanced Care at Murfreesboro, Inc., and
          Balanced Care at Teay's Valley, Inc. dated July 1, 2000
          (filed herewith)
10.133    Letter of Credit Agreement (Migratory) by and between NHP,
          MLD Delaware Trust, C&G Healthcare at Tallahassee, L.L.C.;
          C&G Healthcare at Pensacola, L.L.C.; Elder Care Operators of
          York, LLC; Elder Care Operators of Lakemont Farms, LLC;
          Elder Care Operators of Hilliard, LLC; Elder Care Operators
          of Akron dated             , 2000 (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.134    Letter of Credit Agreement (Cumberland) by and between NHP,
          C&G Healthcare at Hagerstown, L.L.C., Elder Care Operators
          of Bristol, LLC, C&G Healthcare at Johnson City, L.L.C.,
          Eldercare Operators of Murfreesboro, LLC, and C&G Healthcare
          at Teay's Valley, LLC dated             , 2000 (filed
          herewith)
10.135    Amendment and Joinder to Registration Rights Agreement by
          and among Balanced Care Corporation, IPC, HR Investments
          Limited, RH Investments Limited and VXM Investments Limited
          dated as of July 31, 2000 (filed herewith)
10.136    9.5% Unsecured Convertible Grid Debenture issued to HR
          Investments Limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.137    9.5% Unsecured Convertible Grid Debenture issued to RH
          Investments Limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.138    9.5% Unsecured Convertible Grid Debenture issued to VXM
          Investments limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.139    Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))
10.140    Completion Agreement by and between BCC Development and
          Management Company, Inc. and United States Fidelity and
          Guaranty Company dated August 3, 2000 (filed herewith)
21.1      Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)
23.1      Independent Auditors' Consent -- KPMG Peat Marwick LLP
          (filed herewith)
27.1      Financial Data Schedule (filed herewith)

---------------
 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit of schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (b) Reports on Form 8-K: A Current Report dated July 19, 2000 on Form 8-K was filed for the quarter ended June 30, 2000.

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

Date: September 28, 2000

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

                     SIGNATURE                                  TITLE                       DATE
                     ---------                                  -----                       ----
               /s/ BRAD E. HOLLINGER                 Chairman of the Board,          September 28, 2000
---------------------------------------------------  President and Chief
                 Brad E. Hollinger                   Executive Officer and a
                                                     Director (Principal
                                                     Executive Officer)

                /s/ CLINT T. FEGAN                   Chief Financial Officer         September 28, 2000
---------------------------------------------------  (Principal Financial
                  Clint T. Fegan                     Officer)

                /s/ DIANE M. BORGER                  Vice President, Treasurer       September 28, 2000
---------------------------------------------------  (Principal Accounting
                  Diane M. Borger                    Officer)

              /s/ DAVID L. GOLDSMITH                 Director                        September 28, 2000
---------------------------------------------------
                David L. Goldsmith

               /s/ EDWARD R. STOLMAN                 Director                        September 28, 2000
---------------------------------------------------
                 Edward R. Stolman

               /s/ GEORGE H. STRONG                  Director                        September 28, 2000
---------------------------------------------------
                 George H. Strong

                 /s/ PIER C. BORRA                   Director                        September 28, 2000
---------------------------------------------------
                   Pier C. Borra

                /s/ PAUL REICHMANN                   Director                        September 28, 2000
---------------------------------------------------
                  Paul Reichmann

                /s/ BARRY REICHMANN                  Director                        September 28, 2000
---------------------------------------------------
                  Barry Reichmann

                 /s/ MANFRED WALT                    Director                        September 28, 2000
---------------------------------------------------
                   Manfred Walt

                  /s/ GEORGE KUHL                    Director                        September 28, 2000
---------------------------------------------------
                    George Kuhl

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
 3.2      Certificate of Elimination of Series C Convertible Preferred
          Stock of Balanced Care Corporation (incorporated by
          reference to Exhibit 3.1 to the Quarterly Report on form
          10-Q for the quarter ended March 31, 2000 (No. 001-13845))
 3.3      Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
 3.4      Amendment to Amended and Restated By-laws of Balanced Care
          Corporation dated August 17, 2000 (filed herewith)
 3.5      Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of November 4, 1999
          (filed herewith)
 4.1      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.9 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.2      Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
 4.3      Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999 between Balanced Care Corporation and IPC Advisors S.a.r.l. ("IPC") (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
          dated October 21, 1999 (No. 001-13845))
 4.4      Registration Rights Agreement between Balanced Care
          Corporation and IPC dated October 8, 1999 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
 4.5      Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))
 9.1      Voting Agreement dated October 8, 1999 among IPC, the
          Company and certain of its stockholders (incorporated by
          reference to Exhibit 9.1 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
10.1      Form of Meditrust Facility Lease Agreement, together with
          schedule (incorporated by reference to Exhibit 10.46 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.2      Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.3      Schedule to Form of Meditrust Facility Lease Agreement
          (incorporated by reference 10.3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.4      Form of Meditrust Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.5      Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.6      Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.7      Schedule to Form of Meditrust Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.9 to the Company's
          Annual Report on Form l0-K for the year ended June 30, 1998
          (No. 001-13845))
10.8      Form of Meditrust Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.9      Schedule to Form of Meditrust Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.10     Form of American Health Properties, Inc. ("AHP") Lease and
          Security Agreement (incorporated by reference to Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Schedule to Form of AHP Lease and Security Agreement
          (incorporated by reference to Exhibit 10.33 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.12     Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.13     Schedule to Form of AHP Option Agreement (incorporated by
          reference to Exhibit 10.37 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.14     AHP Option Agreement II (incorporated by reference to
          Exhibit 10.38 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.15     Form of AHP Shortfall Funding Agreement, together with
          schedule (incorporated by reference to Exhibit 10.75 to the
          Registration Statement on Form S-1 (No. 333-37833))
10.16     Schedule to Form of AHP Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.40 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.17     Form of AHP Working Capital Assurance Agreement, together
          with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))
10.18     Schedule to Form of AHP Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.42 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.19     Form of Ocwen Financial Corporation ("Ocwen") Lease
          Agreement (incorporated by reference to Exhibit 10.43 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (001-13845))
10.20     Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.21     Form of Ocwen Option Agreement (incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.22     Schedule to Form Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.23     Form of Ocwen Shortfall Funding Agreement(incorporated by
          reference to Exhibit 10.49 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.24     Schedule to Form of Ocwen Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.50 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.25     Ocwen Shortfall Funding Agreement II (incorporated by
          reference to Exhibit 10.51 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.26     Form of Ocwen Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.52 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.27     Schedule to Form of Ocwen Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.53 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.28     Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.29     First Amendment to Option Agreements, Shortfall Funding
          Agreements and Stock Pledge Agreements (incorporated by
          reference to Exhibit 10.55 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
10.30     Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))
10.31     Form of Capstone Lease (incorporated by reference to Exhibit
          10.57 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
10.32     Schedule to Form of Capstone Lease (incorporated by
          reference to Exhibit 10.58 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.33     Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
10.34     Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.35     Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
10.36     Schedule to Form of Capstone Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.63 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.37     Form of Capstone Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.64 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
10.38     Schedule to Form of Capstone Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.65 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.39     Form of Capstone Assignment, Assumption and Amendment
          Agreement (incorporated by reference to Exhibit 10.66 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
10.40     Schedule to Form of Capstone Assignment, Assumption and
          Amendment Agreement (incorporated by reference to Exhibit
          10.67 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
10.41     Lease dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1
          (No. 333-38733))
10.42     First Amendment dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at
          Mt. Royal Pines, Inc. (incorporated by reference to Exhibit
          10.35 to the Registration Statement on Form S-1 (No.
          333-37833))
10.43     Loan and Security Agreement among Balanced Care Corporation and certain of its wholly-owned subsidiaries and HCFP
          Funding, Inc. ("HCFP") (incorporated by reference to Exhibit
          10.1 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1999 (No. 001-13845))
10.44     Revolving Credit Note from Balanced Care Corporation and
          certain of its wholly-owned subsidiaries in favor of HCFP
          (incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1999
          (No. 001-13845))
10.45     Environmental Indemnity Agreement by Balanced Care
          Corporation and certain of its wholly-owned subsidiaries in favor of HCFP (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1999 (No. 001-13845))
10.46     Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP (incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
10.47     Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP (incorporated by
          reference to Exhibit 10.5 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
10.48     Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (No.
          001-13845))
10.49     Amendment No. 1 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP dated July 1, 1999 (incorporated by
          reference to Exhibit 10.8 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
10.50     Amendment No. 2 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and HCFP dated July 29, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.51     Employment Agreement dated as of August 1, 1996, by and
          between Balanced Care Corporation and Brad E. Hollinger
          (incorporated by reference to Exhibit 10.37 of the
          Registration Statement on Form S-1 (No. 333-37833))**
10.52     Employment Agreement dated as of September 20, 1995, by and between Balanced Care Corporation and Robert J. Sutton
          (incorporated by reference to Exhibit 10.39 to the
          Registration Statement on Form S-1 (No. 333-37833))**
10.53     Form of HCRI Lease 1998 (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.54     Schedule to Form of HCRI Lease (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.55     Form of HCRI Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.56     Schedule to Form of HCRI Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.57     Form of HCRI Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.58     Schedule to Form of HCRI Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.59     Form of HCRI Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.60     Schedule to Form of HCRI Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.61     Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.62     Schedule to Form of HCRI Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
10.63     Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.64     Schedule to Form of HCRI Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.65     Form of HCRI Guaranty (incorporated by reference to Exhibit
          10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-13845))
10.66     Schedule to Form of HCRI Guaranty (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
10.67     Form of HCRI Loan Agreement (incorporated by reference to
          Exhibit 10.15 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
10.68     Schedule to Form of HCRI Loan Agreement (incorporated by
          reference to Exhibit 10.16 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
10.69     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999(No. 001-13845))
10.70     Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
10.71     Consulting Agreement between Pier C. Borra and Balanced Care
          Corporation dated March 22, 1999, effective December 8, 1998
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the Quarter ended March 31, 1999(No.
          001-13845))
10.72     Employment Agreement between Clint T. Fegan and Balanced
          Care Corporation dated February 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999(No. 001-13845))**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.73     Change in Control Agreement between Balanced Care
          Corporation and Gary W. Anderson dated July 29, 1999
          (incorporated by reference to Exhibit 10.36 to the Company's
          Annual Report on Form 10-K for the year ended June 30,
          1998(No. 001-13845))**
10.74     Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 2000 (No. 001-13845))**
10.75     Schedule to Form of Change in Control Agreement
          (incorporated by reference to Exhibit 99.2 of the Company's
          Current Report on Form 8-K dated March 29, 1999, 1999(No.
          001-13845))**
10.76     First Amendment to Facility Agreement by and between AHP and
          Balanced Care Corporation (incorporated by reference to
          Exhibit 10.17 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1999 (No. 001-13845))
10.77     First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among
          Balanced Care Corporation, Balanced Care at Sagamore Hills,
          Inc., Balanced Care at Loyalsock, Inc., Balanced Care at
          Lebanon, Inc., Balanced Care at Westerville, Inc., Balanced
          Care at Oak Ridge, Inc., Balanced Care at Morristown, Inc.,
          Financial Care Investors, LLC, Financial Care Investors of
          Sagamore Hills, LLC, Financial Care Investors of Loyalsock,
          LLC, Financial Care Investors of Lebanon, LLC, Financial
          Care Investors of Westerville, LLC, Financial Care Investors
          of Oak Ridge, LLC, and Financial Care Investors of
          Morristown, LLC (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (file No. 001-13845))
10.78     Form of First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.79     Schedule to First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.80     Form of First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.81     Schedule to First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.82     Form of First Amendment to Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.23 to the
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (No. 001-13845))
10.83     Schedule to First Amendment to Working Capital Agreement
          (incorporated by reference to Exhibit 10.24 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999
          (No. 001-13845))
10.84     Form of First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.85     Schedule to First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.26 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999 (No.
          001-13845))
10.86     Memorandum of Understanding by and among New Meditrust
          Company, LLC, IPC, Balanced Care Corporation, and Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc, Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
10.87     Option Agreement by and among New Meditrust Company LLC,
          IPC, and Balanced Care Corporation (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
10.88     Promissory Note made by Balanced Care Corporation and IPC in favor of New Meditrust Company LLC (incorporated by
          reference to Exhibit 10.3 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.89     Loan Agreement by and among Heller Healthcare Finance, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care at
          Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc, Balanced Care Realty at Mountain
          Home, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
          and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.90     Indemnification, Defense, Hold Harmless and Reimbursement
          Agreement by and between Balanced Care Corporation and IPC
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.91     Right of First Refusal Agreement by and among Meditrust
          Mortgage Investments, Inc., Meditrust Corporation, and IPC
          (incorporated by reference to Exhibit 10.7 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
10.92     Asset Purchase Agreement by and between Balanced Care
          Corporation and certain subsidiaries and Christian Health
          Care of Missouri, Inc. ("CHC") (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.93     First Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.2 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.94     Second Amendment to Asset Purchase Agreement dated by and
          between Balanced Care Corporation and certain subsidiaries and CHC (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
10.95     Third Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.96     Fourth Amendment to Asset Purchase Agreement by and between
          Balanced Care Corporation and certain subsidiaries and CHC
          (incorporated by reference to Exhibit 10.5 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.97     Promissory Note (First) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc. in favor of Balanced Care Corporation (incorporated by reference to
          Exhibit 10.6 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.98     Promissory Note (Second) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc., in favor of Balanced Care Corporation (incorporated by reference to
          Exhibit 10.7 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.99     Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Termination of Lease Documents, Consent to
          Assignment and Confirmation of Guaranties by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc., National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Lebanon Park Manor,
          Inc., BCC at Nixa Park Center, Inc., BCC at Springfield Care
          Center, Inc., BCC at Mt. Vernon Park Care Center, Inc., BCC
          at Mt. Vernon Park Care Center West, Inc., BCC at Hermitage
          Park Care Center, Inc., Balanced Care Corporation, Dixon
          Management, Inc., Meditrust Mortgage Investments, Inc., CHC,
          Cornerstone Properties Investment II, LLC, Cornerstone
          Health Care, Inc., Christian Health Care Personnel Services,
          Inc., Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.,
          and Alington D. Kilgore(incorporated by reference to Exhibit
          10.8 of the Company's Current Report on Form 8-K dated
          January 27, 2000 (No. 001-13845))
10.100    Guaranty (BCC) given by Balanced Care Corporation in favor of Meditrust Mortgage Investments, Inc. (incorporated by
          reference to Exhibit 10.9 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.101    Termination Agreement by and among Meditrust Mortgage
          Investments, Inc., New Meditrust Company LLC, Hawthorn
          Health Properties, Inc., National Care Centers of Hermitage,
          Inc., National Care Centers, Inc., National Care Centers of
          Lebanon, Inc., Springfield Retirement Village, Inc.,
          National Care Centers of Nixa, Inc., National Care Centers
          of Springfield, Inc., Mt. Vernon Park Care Center West,
          Inc., Balanced Care Corporation, Dixon Management, Inc. and
          Balanced Care at Stafford, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
10.102    Cross-Default Agreement by and among Balanced Care Stafford,
          Inc., New Meditrust Company LLC, Meditrust Mortgage
          Investments, Inc. and Balanced Care Corporation
          (incorporated by reference to Exhibit 10.11 of the Company's
          Current Report on Form 8-K dated January 27, 2000 (No.
          001-13845))
10.103    Amendment No. 3 to Loan and Security Agreement among
          Balanced Care Corporation and certain of its wholly-owned
          subsidiaries and Heller Healthcare Finance, Inc. formerly
          known as HCFP Funding, Inc. ("HHF")(incorporated by
          reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.104    Senior Housing Rider among HHF, Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
10.105    Promissory Note A made by Balanced Care Realty at State
          College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of HHF (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
10.106    Subordinated Promissory Note B by Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. in favor of HHF (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
10.107    Hazardous Materials Indemnity among HHF, Balanced Care
          Corporation, Balanced Care Realty at State College, Inc.,
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. (incorporated by
          reference to Exhibit 10.5 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.108    Guaranty by Balanced Care Corporation in favor of HHF
          (incorporated by reference to Exhibit 10.6 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1999
          (No. 001-13845))
10.109    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.110    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HHF (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.111    Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of HHF (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
10.112    Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.10 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
10.113    A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of HHF dated as of December 30,
          1999 (incorporated by reference to Exhibit 10.11 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
10.114    Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of HHF (incorporated by reference to
          Exhibit 10.12 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
10.115    Letter Agreement by and among New Meditrust Company LLC,
          Balanced Care Corporation and IPC (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q for
          the quarter ended December 31, 1999 (No. 001-13845))
10.116    Amendment to Loan Documents by and among HHF, Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Mansfield, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Mountain Home, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 31,
          2000 (No. 001-13845))
10.117    Amended and Restated Promissory Note A in favor of HHF, by
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 31, 2000 (No. 001-13845))
10.118    Amended and Restated Promissory Note B in favor of HHF, by
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Mansfield, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Mountain Home, Inc.,
          Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Sherwood, Inc., and Balanced
          Care Realty at State College, Inc. (incorporated by
          reference to Exhibit 10.3 of the Company's Current Report on
          Form 8-K dated March 31, 2000 (No. 001-13845))
10.119    First Amendment to Promissory Note by and among IPC,
          Balanced Care Corporation, and New Meditrust Company LLC
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.120    First Amendment to Option Agreement by and among IPC,
          Balanced Care Corporation, and New Meditrust Company LLC
          (incorporated by reference to Exhibit 10.5 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.121    Subordination Agreement by and among FRR Investments
          Limited, IPC, HHF,Inc., Balanced Care Corporation, and the
          entities listed on Exhibit A and Exhibit D thereto
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated March 31, 2000 (No.
          001-13845))
10.122    Stock Pledge Agreement by and among FRR Investments Limited,
          IPC, Balanced Care Corporation, and the parties listed on
          Schedule 1 and Schedule 2 thereto (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))
10.123    Purchase Agreement by and between Balanced Care Corporation and RH Investments Limited (incorporated by reference to
          Exhibit 10.2 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.124    Purchase Agreement by and between Balanced Care Corporation and VXM Investments Limited (incorporated by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))
10.125    Purchase Agreement by and between Balanced Care Corporation and HR Investments Limited (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-k
          dated July 19, 2000 (No. 001-13845))
10.126    Takeover Agreement by and between BCC Development and
          Management Co., St. Paul Fire and Marine Company, and United
          States Fidelity & Guaranty Company dated May 15, 2000 (filed herewith)
10.127    Completion Agreement by and between BCC Development and
          Management Company and United States Fidelity Guaranty
          Company dated June 2000 (filed herewith)
10.128    Agreement to Enter into Master Leases, Termination of Leases and Affirmation of Guaranties by and between Landlords,
          Tenants, Guarantors, and Managers as identified therein
          dated June 26, 2000 (filed herewith)
10.129    Master Lease and Security Agreement (Migratory) by and
          between NHP; MLD Delaware Trust; C&G Healthcare at
          Tallahassee, L.L.C.; C&G Healthcare at Pensacola, L.L.C.;
          Elder Care Operators of York, LLC; Elder Care Operators of
          Lakemont Farms, LLC; Elder Care Operators of Hilliard, LLC;
          Elder Care Operators of Akron, LLC dated July 1, 2000 (filed herewith)
10.130    Guaranty of Master Lease and Security Agreement and Letter
          of Credit Agreement (Migratory) and Letter of Credit
          Agreement (Migratory) by and between Balanced Care
          Corporation; NHP; MLD Delaware Trust; Balanced Care at
          Tallahassee, Inc.; Balanced Care at Pensacola, Inc.;
          Balanced Care at York, Inc.; Balanced Care at Lakemont
          Farms, Inc.; Balanced Care at Hilliard, Inc.; and Balanced
          Care at Akron, Inc. dated July 1, 2000 (filed herewith)
10.131    Master Lease and Security Agreement (Cumberland) by and
          between NHP, C&G Healthcare at Hagerstown, L.L.C., Elder
          Care Operators of Bristol, LLC, C&G Healthcare at Johnson
          City, L.L.C., Eldercare Operators of Murfreesboro, LLC, and
          C&G Healthcare at Teay's Valley, LLC dated July 1, 2000
          (filed herewith)
10.132    Guaranty of Master Lease and Security Agreement (Cumberland)
          and Letter of Credit Agreement (Cumberland) by and between
          Balanced Care Corporation, NHP, Balanced Care at Hagerstown,
          Inc., Balanced Care at Bristol, Inc., Balanced Care at
          Johnson City, Inc., Balanced Care at Murfreesboro, Inc., and
          Balanced Care at Teay's Valley, Inc. dated July 1, 2000
          (filed herewith)
10.133    Letter of Credit Agreement (Migratory) by and between NHP,
          MLD Delaware Trust, C&G Healthcare at Tallahassee, L.L.C.;
          C&G Healthcare at Pensacola, L.L.C.; Elder Care Operators of
          York, LLC; Elder Care Operators of Lakemont Farms, LLC;
          Elder Care Operators of Hilliard, LLC; Elder Care Operators
          of Akron dated             , 2000 (filed herewith)
10.134    Letter of Credit Agreement (Cumberland) by and between NHP,
          C&G Healthcare at Hagerstown, L.L.C., Elder Care Operators
          of Bristol, LLC, C&G Healthcare at Johnson City, L.L.C.,
          Eldercare Operators of Murfreesboro, LLC, and C&G Healthcare
          at Teay's Valley, LLC dated             , 2000 (filed
          herewith)
10.135    Amendment and Joinder to Registration Rights Agreement by
          and among Balanced Care Corporation, IPC, HR Investments
          Limited, RH Investments Limited and VXM Investments Limited
          dated as of July 31, 2000 (filed herewith)
10.136    9.5% Unsecured Convertible Grid Debenture issued to HR
          Investments Limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.137    9.5% Unsecured Convertible Grid Debenture issued to RH
          Investments Limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.138    9.5% Unsecured Convertible Grid Debenture issued to VXM
          Investments limited by Balanced Care Corporation on July 31,
          2000 (filed herewith)
10.139    Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))
10.140    Completion Agreement by and between BCC Development and
          Management Company, Inc. and United States Fidelity and
          Guaranty Company dated August 3, 2000 (filed herewith)
21.1      Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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