Form 10-Q
period 2000-09-30
BALANCED CARE CORP
filed 2000-11-14
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes /x/  No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             CLASS                            OUTSTANDING AT NOVEMBER 10, 2000
                             -----                            --------------------------------
                 Common Stock, $.001 par value                           34,172,847

                            BALANCED CARE CORPORATION
                                TABLE OF CONTENTS


                                                                                                                       PAGE
                                                                                                                       ----
                          PART I--FINANCIAL INFORMATION


ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
   Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000...........................................     3
   Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999.....................     4
   Consolidated Statement of Changes in Stockholders' Equity for the three months ended September 30, 2000..........     5
   Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999.....................     6
   Notes to Consolidated Financial Statements.......................................................................     7

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS....................................................................................................    11

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................................    21

                           PART II--OTHER INFORMATION

ITEM 6:

EXHIBITS AND REPORTS ON FORM 8-K....................................................................................    22

   (A) Exhibits
   (B) Reports on Form 8-K

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           SEPTEMBER 30,      JUNE 30,
                                                                                               2000             2000
                                                                                           -------------      ----------
                                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.............................................................   $    3,523        $    5,722
   Receivables (net of allowance for doubtful receivables)...............................        7,032             5,085
   Development contracts in process......................................................          338               336
   Prepaid expenses and other current assets.............................................        5,093             2,329
                                                                                            ----------        ----------
         Total current assets............................................................       15,986            13,472
   Restricted investments................................................................        3,925             3,879
   Property and equipment, net...........................................................       78,927            79,878
   Goodwill, net.........................................................................       14,324            14,469
   Purchase option deposits..............................................................        4,628             4,296
   Other assets..........................................................................        3,430             4,000
                                                                                            ----------        ----------
         Total assets....................................................................   $  121,220        $  119,994
                                                                                            ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.....................................................   $   13,808        $    8,888
   Accounts payable......................................................................        3,424             2,664
   Accrued payroll.......................................................................          412             1,045
   Accrued expenses......................................................................        4,813             4,423
                                                                                            ----------        ----------
         Total current liabilities.......................................................       22,457            17,020
Long-term debt, net of current portion...................................................       49,874            60,881
Straight-line lease liability............................................................        2,715             2,784
Deferred revenue and other liabilities...................................................        2,871             3,003
Convertible debentures...................................................................       14,223                --
                                                                                            ----------        ----------
         Total liabilities...............................................................       92,140            83,688
                                                                                            ----------        ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized;
         none outstanding................................................................           --                --
   Preferred stock, Series A, $.001 par value; 1,150,958 authorized;
         none outstanding................................................................           --                --
   Preferred stock, Series B, $.001 par value; 5,009,750 authorized;
         none outstanding................................................................           --                --
   Common stock, $.001 par value; authorized--50,000,000 shares;
         issued and outstanding--34,172,847 shares at September 30, 2000
         and June 30, 2000...............................................................           35                35
   Additional paid-in capital............................................................       83,333            83,333
   Accumulated deficit...................................................................      (54,288)          (47,062)
                                                                                            ----------        ----------
         Total stockholders' equity......................................................       29,080            36,306
                                                                                            ----------        ----------
         Total liabilities and stockholders equity.......................................   $  121,220        $  119,994
                                                                                            ==========        ==========


          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                   THREE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                  ----------------------
                                                                                                    2000         1999
                                                                                                  ---------    ---------
                                                                                                  (unaudited) (unaudited)
Revenues:
   Resident services..............................................................                $  11,432    $   6,895
   Patient services...............................................................                    2,357       11,045
   Development fees...............................................................                       21          397
   Management fees................................................................                       45           99
   Other revenues.................................................................                      110           41
                                                                                                  ---------    ---------
         Total revenues...........................................................                   13,965       18,477
                                                                                                  ---------    ---------
Operating expenses:
   Facility operating expenses:
      Salaries, wages and benefits................................................                    6,500        8,821
      Other operating expenses....................................................                    3,720        5,429
   General and administrative expenses............................................                    2,630        2,594
   Provision for losses under shortfall funding agreements .......................                    2,100          800
   Lease expense..................................................................                    3,166        3,439
   Depreciation and amortization..................................................                    1,367          740
                                                                                                  ---------    ---------
         Total operating expenses.................................................                   19,483       21,823
                                                                                                  ---------    ---------
         Loss from operations.....................................................                   (5,518)      (3,346)
Other income (expense):
   Interest and other income......................................................                      102           57
   Interest expense...............................................................                   (1,810)        (399)
                                                                                                  ---------    ---------
      Loss before income taxes and extraordinary charge...........................                   (7,226)      (3,688)
Provision for income taxes .......................................................                       --            2
                                                                                                  ---------    ---------
      Loss before extraordinary charge............................................                   (7,226)      (3,690)
Extraordinary charge for early retirement of debt.................................                       --         (739)
                                                                                                  ---------    ----------
      Net loss....................................................................                $  (7,226)   $  (4,429)
                                                                                                  =========    ==========
Basic and diluted loss per share:
      Loss before extraordinary item..............................................                $    (0.21)  $    (0.22)
                                                                                                  =========    ==========
      Net loss....................................................................                $    (0.21)  $    (0.26)
                                                                                                  =========    ==========
Weighted average shares...........................................................                    34,173        16,723
                                                                                                  =========    ==========









          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                           COMMON STOCK            ADDITIONAL
                                     ISSUED           PAR           PAID-IN       ACCUMULATED
                                     SHARES          VALUE          CAPITAL         DEFICIT          TOTAL
                                    --------        --------       ----------     -----------      --------
Balance at June 30, 2000 ....         34,173        $     35        $ 83,333       $(47,062)       $ 36,306
Net Loss ....................                                                        (7,226)         (7,226)
                                    --------        --------        --------       --------        --------
Balance at September 30, 2000         34,173        $     35        $ 83,333       $(54,288)       $ 29,080
                                    ========        ========        ========       ========        ========






















          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         ------------------------
                                                                                           2000            1999
                                                                                         --------        --------
                                                                                        (unaudited)     (unaudited)
Cash Flows from Operating Activities:
   Net loss ......................................................................       $ (7,226)       $ (4,429)
   Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization .................................................          1,367             740
   Provision for losses under shortfall funding agreements .......................          2,100             800
   Non cash interest - convertible debt ..........................................            223              --
   Extraordinary charge for early retirement of debt .............................             --             739
   Changes in operating assets and liabilities, excluding
     effects of acquisitions:
     (Increase) in receivables, net ..............................................         (4,047)           (432)
     (Increase) decrease in development contracts in process, net ................             (2)            240
     (Increase) decrease in prepaid expenses and other current assets ............           (264)            331
     Increase (decrease) in accounts payable, accrued payroll and accrued expenses            517            (153)
                                                                                         --------        --------
       Net cash used for operating activities ....................................         (7,332)         (2,164)
                                                                                         --------        --------
Cash Flows from Investing Activities:
   Purchases of property and equipment ...........................................            (98)         (1,767)
   (Increase) decrease in restricted investments .................................            (46)            171
   Restricted investment available for current liabilities........................         (2,500)             --
   Increase in purchase option deposits and other assets .........................             (4)         (1,730)
                                                                                         --------        --------
       Net cash used for investing activities ....................................         (2,648)         (3,326)
                                                                                         --------        --------
Cash Flows from Financing Activities:
   Proceeds from issuance of debt ................................................          5,000           6,403
   Payments on debt (including extinguishment costs of $707 in 1999)..............        (11,087)         (3,914)
   Proceeds from issuance of convertible debentures ..............................         14,000              --
   Decrease in other liabilities .................................................           (132)           (428)
                                                                                         --------        --------
       Net cash provided by financing activities .................................          7,781           2,061
                                                                                         --------        --------
   Increase (Decrease) in cash and cash equivalents ..............................         (2,199)         (3,429)
Cash and cash equivalents at beginning of year ...................................          5,722           8,160
                                                                                         --------        --------
Cash and cash equivalents at end of year .........................................       $  3,523           4,731
                                                                                         ========        ========
Supplemental Cash Flow Information:
   Cash paid for interest ........................................................       $    366             399
                                                                                         ========        ========
   Cash paid for income taxes ....................................................       $     --               2
                                                                                         ========        ========



















          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  ORGANIZATION AND BACKGROUND

          Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of September 30, 2000, the Company owned, leased or managed 63 assisted living communities and 3 skilled nursing facilities and had 2 assisted living communities under development contracts. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These open facilities have a capacity for 4,286 assisted living residents, 169 skilled nursing patients, and 86 independent living residents.

  (b)  BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

          The financial statements as of and for the three-month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2000 as contained in the Company's Annual Report on Form 10-K.

2.  CONVERTIBLE DEBENTURES

         On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders," affiliates of IPC, each purchased at par from the Company, 9.5% unsecured convertible grid debentures (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions or purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date (as such terms are defined below), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). The Debentures mature on July 1, 2005 (the "Maturity Date"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date"). The Holders have no rights with respect to the election of the Company's board of directors unless and until all or any portion of the Debentures are converted into Common Stock, at which time the Holders will have the same rights, powers and privileges as the other holders of the Company's Common Stock. Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of the Company after giving effect to the transactions.

          The Holders and IPC may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. On a combined basis, the Holders and IPC (directly or indirectly) may be deemed to beneficially own approximately 61.2% to 64.8% of the Common Stock of the Company depending on when (and if) the Debentures are converted and how the Company elects to pay interest.

          For the quarter ended September 30, 2000, the Company elected to pay the interest payable for the quarter-ended in the form of an increase to the principal balance outstanding for the convertible debentures.

3.  LOAN INCREASE

          In September 2000, the Company requested, and Heller Healthcare Finance, Inc. ("Heller") agreed, to increase an existing $37,000,000 loan by $5,000,000 to $42,000,000. The $5,000,000 is evidenced by a promissory note dated September 20, 2000 (the "Heller Note"). The Heller Note is due and payable on November 15, 2000 and contains certain exit fee provisions. Interest on the Heller Note accrues at prime plus 2%, and is due and payable in arrears on November 15, 2000. Approximately $2,500,000 of the proceeds from the Heller Note provided working capital required for operations. The remaining $2,500,000 was placed into an interest bearing reserve account to be used by Heller, at its discretion, to cure any past due interest or other defaults that may arise from time to time while the loan is still outstanding. In addition, so long as there are no defaults, the $2,500,000 reserve may be used by the Company to repay the Heller Note by November 15, 2000. The Heller Note was repaid on November 6, 2000 (refer to Note 6, "Subsequent Events").

4. PRO FORMA RESULTS OF OPERATIONS

          The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except EPS). The pro forma results include 7 businesses acquired in December 1999, 10 businesses acquired in May 2000, and the divestiture of its Missouri operations in January 2000. Such businesses acquired were the SPE lessees of facilities previously managed by the Company.

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                   2000            1999
                                                                 --------        --------
 Revenue .................................................       $ 13,965        $ 11,172
 Expenses ................................................         21,191          16,540
                                                                 --------        --------
 Loss before extraordinary items .........................         (7,226)         (5,368)
 Loss before extraordinary items per common share ........           (.21)           (.32)

          The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and divestitures had been completed as of July 1, 2000 and 1999, respectively. In addition, they are not intended to be a projection of future results of operations.

5. LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). For the three-month periods ended September 30, 2000 and 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6.  SUBSEQUENT EVENTS

         On November 6, 2000, the Company entered into a Letter Agreement (as defined below), under which the Company requested that HR, RH and VXM make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company. (the "$6.5M Loan"). The $6.5M Loan is evidenced by three promissory notes made by the Company, as follows: (1) a $2,166,667 note in favor of HR , (2) a $2,166,667 note in favor of RH and (3) a $2,166,666 note in favor of VXM (collectively, the "Notes"). The Notes have a maturity date of January 31, 2001. Interest accrues under the Notes at an annual rate of 12%, and is due and payable monthly in arrears commencing on November 30, 2000. The Notes are secured by a pledge of the stock of 12 of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as amended by an Amendment and Joinder to Stock Pledge Agreement dated November 6, 2000 (as amended, the "Stock Pledge Agreement"). In addition, the Company, the Subsidiaries, IPC, FRR, HR, RH, VXM and Heller entered into an Amended and Restated Subordination Agreement dated November 6, 2000 (the "Subordination Agreement"). Under the Subordination Agreement, IPC, FRR, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the Notes. Except for the payment of interest on the Notes, the Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of November 14, 2000, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and
(2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002.

         On November 6, 2000, the Company prepaid its obligations to Heller under the Heller Note. The Heller Note had a maturity date of November 15, 2000. The Heller Note was prepaid using a portion of the proceeds from the $6.5M Loan referenced above.

         On November 6, 2000, IPC and the Company, based on the considerations of a special committee of certain of the independent directors of the Board of Directors of the Company (the "Special Committee"), entered into a letter agreement (the "Letter Agreement") pursuant to which IPC indicated that it would consider making an offer of $1.00 per common share in cash for the entire equity interest in the Company not already owned by IPC, subject to the completion of due diligence satisfactory to IPC in its sole discretion, and to the negotiation and execution of mutually satisfactory definitive documentation (the "Proposed Offer").

         Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000, including the $6.5M Loan referenced above, and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's board of directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company receives an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determines in its good faith judgment (after receiving the advice of counsel) that if the Company fails to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there is a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company must notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal is approved by the Board of Directors prior to January 31, 2000, the Company is required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

         The Special Committee has received an opinion dated November 6, 2000 from Raymond James & Associates, Inc., its financial advisors, to the effect that, subject to certain assumptions, limitations and qualifications, cash consideration of $1.00 per share is fair to the stockholders of the Company from a financial point of view. In addition, the Special Committee of the board of directors of the Company confirmed that it had determined that the consideration of $1.00 per share in cash for each share of the Company's outstanding common stock not owned by IPC and its affiliates was advisable and fair to the stockholders of the Company and, subject to negotiation of definitive agreements relating to the Proposed Offer acceptable to the Special Committee, the Special Committee would recommend that the board of directors of the Company approve and adopt such definitive agreements and the Special Committee would then recommend that stockholders of the Company tender into and/or vote to approve and adopt such definitive agreements as applicable, and once recommended, the Special Committee will not modify, amend or withdraw such recommendations, unless the Special Committee determines, in its good faith judgment (after receiving the advice of counsel), that if the Special Committee fails to modify, amend or withdraw such recommendations, there is a reasonable probability that the Special Committee would be in violation of its fiduciary duties under applicable law. In the Letter Agreement, the Company acknowledged that IPC would not be under any obligation to make such Proposed Offer.

7.  SEGMENT REPORTING

         In Fiscal 2001 and 2000, the Company had three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities,
(ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development, General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

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

                                                                          QUARTER ENDED SEPTEMBER 30, 2000
                                                         --------------------------------------------------------------
                                                            RESIDENT          PATIENT       GENERAL AND
                                                            SERVICES          SERVICES     ADMINISTRATIVE   CONSOLIDATED
                                                         --------------     ------------   --------------   ------------
Revenues.............................................    $       11,587     $      2,357    $         21     $   13,965
Facility Operating expenses..........................             8,320            1,900              --         10,220
                                                         --------------     ------------    ------------     ----------
Contribution Margin..................................             3,267              457              21          3,745
General and administrative expenses..................                --               --           2,630          2,630
Provision for losses under shortfall
   funding agreements................................             2,100               --              --          2,100
                                                         --------------     ------------    ------------     ----------
Income (loss) before non-recurring
   items, lease expense, interest (net),
   taxes, depreciation and amortization..............    $        1,167     $        457    $     (2,609)    $     (985)
                                                         ==============     ============    ============     ==========
Total Assets.........................................    $       44,841     $        175    $     76,204     $  121,220
                                                         ==============     ============    ============     ==========

                                                                          QUARTER ENDED SEPTEMBER 30, 1999
                                                         --------------------------------------------------------------
                                                            RESIDENT          PATIENT       GENERAL AND
                                                            SERVICES          SERVICES     ADMINISTRATIVE   CONSOLIDATED
                                                         --------------     ------------   --------------   ------------
Revenues.............................................    $        7,035     $     11,045    $        397     $   18,477
Facility Operating expenses..........................             4,438            9,812              --         14,250
                                                         --------------     ------------    ------------     ----------
Contribution Margin..................................             2,597            1,233             397          4,227
General and administrative expenses..................                --               --           2,594          2,594
Provision for losses under shortfall
   funding agreements................................               800               --              --            800
                                                         --------------     ------------    ------------     ----------
Income (loss) before non-recurring
   and extraordinary items, lease expense,
   interest (net), taxes, depreciation
   and amortization..................................    $        1,797     $      1,233    $     (2,197)    $      833
                                                         ==============     ============    ============     ==========
Total Assets.........................................    $       40,605     $     11,384    $     17,142     $   69,131
                                                         ==============     ============    ============     ==========

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters ended September 30, 2000 and 1999 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

OVERVIEW

         The Company was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

         The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at September 30, 2000 and 1999 (excluding the former Missouri facilities):

                                                                                      SEPTEMBER 30,
                                                       -------------------------------------------------------------------------
                                                                       2000                                 1999
                                                       ----------------------------------     ----------------------------------
                                                       OWNED     LEASED   MANAGED   TOTAL     OWNED    LEASED   MANAGED    TOTAL
                                                       -----     ------   -------   -----     -----    ------   -------    -----

Developed Assisted Living Facilities.................    12        11        27       50        --         6        33       39
Acquired Assisted Living Facilities..................     5         8        --       13         5         8        --       13
Skilled Nursing Facilities...........................    --         3        --        3        --         3        --        3
                                                       ----      ----      ----     ----      ----      ----      ----     ----
                                                         17        22        27       66         5        17        33       55
                                                       ====      ====      ====     ====      ====      ====      ====     ====

         As of September 30, 2000, the Company owned, leased or managed 63 assisted living communities and 3 skilled nursing facilities and had 2 assisted living communities under development contracts. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These operating facilities have a capacity for 4,286 assisted living residents, 169 skilled nursing patients and 86 independent living residents.

         In addition to the 50 Outlook Pointe(R) signature series assisted living facilities opened as of September 30, 2000, one additional Outlook Pointe(R) assisted living facility was opened in October 2000, and the Company has a signed agreement to develop and manage one additional assisted living facility currently under construction. This facility under construction is expected to open January 2001 and will conclude the Company's initial round of development activity initiated three years ago. Future development may be conducted on a project-by-project basis subject to available financing on acceptable terms.

         The Company generates revenue from three primary sources: resident services, patient services and management fees. Resident services include all revenues earned from services provided to assisted living facility residents except revenues for therapies and home health care services provided by the Company's licensed agencies which were, prior to the discontinuation of these services in the September 30, 1999 quarter, included in patient services revenues. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub acute care, home health, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents prior to discontinuation of these services. Management fees are earned for managing assisted living facilities for other owners or lessees. As a result of strategic changes made in the prior fiscal year including the divestiture of the Company's Missouri operations, the acquisition of the operations of developed facilities and the wind-down of development activity, the mix of the Company's revenues has changed, and revenues from assisted living resident services represent the predominant component of total revenues.

         The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses, and other overhead costs; (iii) provisions for losses, which include losses relating to working capital advances made under shortfall funding agreements; (iv) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (v) depreciation and amortization.

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

         Depending on when (and if) the Amended Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Amended Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of Common Stock of the Company.

         The Holders and IPC Advisors S.a.r.l., a Luxembourg company ("IPC"), may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. See "Equity Transaction" discussed below. As a result of the Equity

Transaction and certain open market purchases, IPC presently beneficially owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of Common Stock of the Company. Pursuant to
Schedule 13D (Amendment No. 2) filed with the SEC and dated November 6, 2000, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 61.2% of the Common Stock of the Company. If the Amended Debentures are outstanding until the Maturity Date and the Company elects, in lieu of payment, to add the interest amount payable to the outstanding principal amount of the Amended Debentures until the Maturity Date, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 64.8% of the Common Stock of the Company.

         On November 6, 2000, IPC and the Company, based on the considerations of a special committee of certain of the independent directors of the Board of Directors of the Company (the "Special Committee"), entered into a letter agreement (the "Letter Agreement") pursuant to which IPC agreed to consider making an offer of $1.00 per common share in cash for the entire equity interest in the Company not already owned by IPC, subject to the completion of due diligence satisfactory to IPC in its sole discretion, and to the negotiation and execution of mutually satisfactory definitive documentation (the "Proposed Offer").

         Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000, and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's board of directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company receives an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determines in its good faith judgment (after receiving the advice of counsel) that if the Company fails to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there is a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company must notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal is approved by the Board of Directors prior to January 31, 2000, the Company is required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

         The Special Committee has received an opinion dated November 6, 2000 from Raymond James & Associates, Inc., its financial advisors, to the effect that, subject to certain assumptions, limitations and qualifications, cash consideration of $1.00 per share is fair to the stockholders of the Company from a financial point of view. In addition, the Special Committee of the board of directors of the Company confirmed that it had determined that the consideration of $1.00 per share in cash for each share of the Company's outstanding common stock not owned by IPC and its affiliates was advisable and fair to the stockholders of the Company and, subject to negotiation of definitive agreements relating to the Proposed Offer acceptable to the Special Committee, the Special Committee would recommend that the board of directors of the Company approve and adopt such definitive agreements and the Special Committee would then recommend that stockholders of the Company tender into and/or vote to approve and adopt such definitive agreements as applicable, and once recommended, the Special Committee will not modify, amend or withdraw such recommendations, unless the Special Committee determines, in its good faith judgment (after receiving the advice of counsel), that if the Special Committee fails to modify, amend or withdraw such recommendations, there is a reasonable probability that the Special Committee would be in violation of its fiduciary duties under applicable law. In the Letter Agreement, the Company acknowledged that IPC would not be under any obligation to make such Proposed Offer.


OTHER FINANCING

          On November 6, 2000, the Company prepaid its obligations to Heller Healthcare Finance, Inc. ("Heller") under a promissory note dated September 20, 2000 (the "Heller Note") in the original principal amount of $5,000,000, together with an exit fee of $80,000. The Heller Note had a maturity date of November 15, 2000, and a maximum exit fee of $600,000 if the note was not repaid in full by November 15, 2000. Interest accrued at the rate of prime plus 2%. The Heller Note was prepaid by the

Company using (i) $2,500,000 held in reserve by Heller and (ii) a portion of the proceeds of a $6,500,000 loan made to the Company by HR, RH , and VXM, as discussed below.

         Under the Letter of Agreement with the Company, HR, RH and VXM agreed to make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "$6.5M
Loan"). The $6.5M Loan is evidenced by three promissory notes made by the Company, as follows: (1) a $2,166,667 note in favor of HR, (2) a $2,166,667 note in favor of RH and (3) a $2,166,666 note in favor of VXM (collectively, the "Notes"). The Notes have a maturity date of January 31, 2001. Interest accrues under the Notes at an annual rate of 12%, and is due and payable monthly in arrears commencing on November 30, 2000. The Notes are secured by a pledge of the stock of 12 of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as amended by an Amendment and Joinder to Stock Pledge Agreement dated November 6, 2000 (as amended, the "Stock Pledge Agreement"). In addition, the Company, the Subsidiaries, IPC, FRR, HR, RH, VXM and Heller entered into an Amended and Restated Subordination Agreement dated November 6, 2000 (the "Subordination Agreement"). Under the Subordination Agreement, IPC, FRR, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the Notes. Except for the payment of interest on the Notes, the Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of November 14, 2000 the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002.


OPERATING AND CENSUS TRENDS

         The Company's core business continues to show improvement in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000 as a result of ongoing operating and marketing changes.

         The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated (excluding the Company's former Missouri facilities) for the Company's 66 owned, leased or managed facilities at September 30, 2000 and the Company's 55 owned, leased and managed facilities at September 30, 1999:

                                                       SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                              ------------------------------------  ------------------------------------
                                                 STABLE      STABLE        TOTAL       STABLE       STABLE        TOTAL
                                              FACILITIES(1)  BEDS(1)       BEDS     FACILITIES(1)    BEDS(1)       BEDS
                                              -------------  -------      --------  -------------   -------      -------
End of Period Capacity:
Owned.......................................          17        1,052        1,052           5          332          332
Leased......................................          21        1,218        1,554          17        1,060        1,060
Managed.....................................          15          954        1,935           7          416        2,217
                                                --------     --------     --------     -------      -------      -------
Total.......................................          53        3,224        4,541          29        1,808        3,609
                                                ========     ========     ========     =======      =======      =======
End of Period Occupancy:
Owned.......................................                       93%          93%                      88%          88%
Leased......................................                       83%          75%                      89%          89%
Managed.....................................                       80%          64%                      75%          47%
                                                             --------     --------                  -------      -------
Total.......................................                       86%          75%                      86%          63%
                                                             ========     ========                  =======      =======

(1) Represents communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

         To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding the divested Missouri operations:

                                         JUNE 30,     SEPTEMBER 30,     DECEMBER 31,       MARCH 31,     JUNE 30,      SEPTEMBER 30,
                                           1999           1999             1999              2000         2000            2000
                                         -------      ------------      -----------        --------      -------       ------------
                                                                 (DOLLARS IN THOUSANDS)
AT QUARTER END:
Facilities in Operation .........             50             55                62               64            66              66
Resident Capacity ...............          3,297          3,609             4,118            4,330         4,541           4,541
Census ..........................          1,946          2,278             2,655            2,972         3,199           3,385
FOR THE THREE MONTH PERIOD ENDED:
Revenue .........................        $11,432        $13,209           $15,587          $17,321       $18,860         $20,906
EBITDAR .........................        $   206        $ 1,624           $ 2,335          $ 2,888       $ 3,337         $ 4,757

         The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the managed facilities are not included in the Company's consolidated financial statements presented in this Quarterly Report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                       2000                1999
                                                                      ------              ------
STATEMENT OF OPERATIONS DATA:
Resident services ........................................              81.8%               37.3%
Patient services .........................................              16.9                59.8
Development fees .........................................               0.2                 2.2
Management fees ..........................................               0.3                 0.5
Other ....................................................               0.8                 0.2
                                                                      ------              ------
Total revenue ............................................             100.0%              100.0%
Operating expenses:
   Facility operating expenses ...........................              73.2                77.2
   Development, general and administrative expenses ......              18.8                14.0
   Provision for losses under shortfall funding agreements              15.0                 4.3
   Lease expense .........................................              22.7                18.6
   Depreciation and amortization .........................               9.8                 4.0
                                                                      ------              ------
Loss from operations .....................................             (39.5)              (18.1)
Other income (expense) ...................................             (12.2)               (1.9)
                                                                      ------              ------
Loss before income taxes and extraordinary charge ........             (51.7)              (20.0)
Provision for income taxes ...............................               -.-                 -.-
                                                                      ------              ------
   Loss before extraordinary charge ......................             (51.7)              (20.0)
   Extraordinary charge for early retirement of debt .....               -.-                (4.0)
                                                                      ------              ------
Net loss .................................................             (51.7)%             (24.0)%
                                                                      ======              ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total Revenue. Total revenue for the three months ended September 30, 2000 decreased by $4,512,000 to $13,965,000 compared to $18,477,000 for three months ended September 30, 1999. This decrease was primarily the result of: (i) a decrease in patient service revenues of $8,688,000, which resulted primarily from the divestiture of the Company's former Missouri operations and (ii) decreased development fees of $376,000 related to the Company's curtailment of new development. These decreases were partially offset by additional resident service revenues of $4,537,000, primarily from SPE facilities acquired during fiscal year 2000. Resident services comprised 82% and 37% of total revenues for three months ended September 30, 2000 and 1999, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living operations and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in the three months ended September 30, 2000 due to the divestiture of the Missouri operations.

         Operating Expenses. Total operating expenses decreased by $2,340,000 to $19,483,000 for three months ended September 30, 2000 from $21,823,000 for the three months ended September 30, 1999. This decrease was attributed primarily to decreased expenses of $10,187,000 resulting from the divestiture of the Missouri operations. These decreases were partially offset by (i) increased expenses of $5,497,000 from SPE facilities acquired during fiscal year 2000; (ii) increased provision for losses under shortfall fundings increased by $1,300,000; and (iii) depreciation and amortization increased by $627,000.

         Facility operating expenses for the three months ended September 30, 2000 decreased by $4,030,000 to $10,220,000 from $14,250,000 for three months ended September 30, 1999. The decrease was the result of: (i) a decrease of $8,177,000 resulting from the divestiture of the Missouri operations and (ii) a decrease of $168,000 resulting from the discontinuation of the Company's own rehabilitation agencies, which were phased out in the first quarter of fiscal 2000. These decreases were partially offset by an increase of $3,643,000 from SPE facilities acquired during fiscal year 2000.

         General and administrative expenses increased by $36,000 to $2,630,000 for three months ended September 30, 2000 from $2,594,000 for three months ended September 30, 1999.

         The provision for losses under shortfall funding agreements increased by $1,300,000 to $2,100,000 for three months ended September 30, 2000 from $800,000 for the three months ended September 30, 1999. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources--Operations."

         Lease expense decreased by $273,000 to $3,166,000 for the three months ended September 30, 2000 from $3,439,000 for the three months ended September 30, 1999. This decrease was primarily the net result of: (i) decreased rents of $1,484,000 for the divested Missouri operations; (ii) increased rents of $1,795,000 from SPEs acquired in 2000; (iii) decreased rents of $601,000 as a result of the purchase of the real estate of five facilities previously leased in December 1999, and (iv) general increases in annual rents.

         Depreciation and amortization increased by $627,000 to $1,367,000 for the three months ended September 30, 2000 from $740,000 for the three months ended September 30, 1999. The increase resulted from: (i) an increase of $548,000 relating to the properties purchased in December 2000; (ii) an increase of $108,000 for furniture and equipment purchased for the managed operations; and (iii) a decrease of $102,000 which resulted from the divestiture of the Missouri operations.

         Other Income (Expense). Interest and other income for the three months ended September 30, 2000 increased by $45,000 to $102,000 from $57,000 for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 increased by $1,411,000 to $1,810,000 from $399,000 for the three months ended September 30, 1999. This was primarily due to the interest on the Line of Credit, the Heller Note, and the convertible debentures.

         Provision for Income Taxes. The provision for income taxes was $2,000 for the three months ended September 30, 1999. No provision for the three months ended September 30, 2000 was reported

         Net Loss. The Company's net loss of $7,226,000 for the three months ended September 30, 2000 increased by $3,297,000 from a net loss of $4,429,000 for the three months ended September 30, 1999. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $1,300,000; (ii) increased depreciation expense of $627,000; (iii) increased interest expense of $1,411,000, and (iv) decreased development fee revenues of $397,000. The increases were offset by the extraordinary charge for early retirement of debt of $797,000 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As the Company has re-directed its focus to operations from development during the prior and current fiscal year, the Company's capital requirements and sources also changed. Historically the Company primarily sought development and acquisition capital, using development fees to support operating losses and corporate overhead. Since the Company's announcement last fiscal year that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

  RECENT DEVELOPMENTS

         Change in Control of Registrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Change in Control."

  OTHER FINANCING TRANSACTIONS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing."

  OPERATIONS

         The Company has opened 50 of its Outlook Pointe(R) signature series assisted living facilities as of September 30, 2000. At that date, the Company operated a total of 66 assisted and skilled nursing facilities. In October 2000, one additional Outlook Pointe(R) assisted living facility was opened. The Company has adequate financing to complete construction on one facility currently under construction, which is expected to open in January 2001. This will conclude the Company's initial round of development activity initiated three years ago.

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

         For development projects utilizing the SPE structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 51 development projects for which the Company holds or held the foregoing type of option. As of September 30, 2000, the Company has exercised its option to purchase 22 SPEs financed under the SPE structure for a total purchase price of approximately $22.9 million, of which $6.4 million was paid in cash and $16.5 was financed by increasing the existing facility lease bases. Payments under the option agreements to buy the equity of the SPEs affiliated with the 29 Outlook Pointe(R) facilities that remain under the SPE structure through calendar 2003 are approximately $28 million. The Company has obtained commitments from certain REITs that currently own developed properties under the SPE structure to finance the Company's capital requirements to exercise its purchase options under the aforementioned option agreements. Generally, this take-out financing will be structured as either an increase to the existing facility lease base at a blended annual lease rate or through REIT financing outside of the existing facility lease. This financing structure will provide approximately $20 million of the estimated $28 million capital requirement. The Company has not made $800,000 of option payments on the date they are customarily made. The Company is currently evaluating its position with respect to future option payments.

         Many of the facilities operated or managed by the Company are leased under long-term operating leases. These lease obligations for the next twelve months aggregate approximately $13,000,000. The lease documents with all of the REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default with certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. Except as set forth below, Management believes the Company is either in compliance or has obtained the necessary waivers with respect to these lease covenants.

         Under certain of the Meditrust REIT lease documents, for the quarter ended September 30, 2000, (i) the Company did not meet its current ratio covenant under one lease and (ii) six of the twelve Outlook Pointe tenants did not satisfy their respective rent coverage ratios. In addition, the Company, as developer, did not complete the Outlook Pointe at Chesterfield facility financed by Meditrust by the substantial completion date due to the abandonment of the project by the general contractor. The Company has entered into a completion agreement with the surety for the Chesterfield project, and expects to receive the final certificate of occupancy for the facility by November 30, 2000. Notwithstanding the foregoing, the Company and/or the tenants are current on their respective payment obligations to Meditrust, including the payment of all rent due under the facility leases.

         The Company has requested Meditrust to waive the foregoing conditions in writing. Although historically Meditrust has agreed to provide the necessary waivers upon the Company's request, Meditrust has imposed certain conditions on providing the current waivers. If Meditrust does not agree to provide the necessary waivers, the failure to comply with the foregoing covenant requirements may, with the passage of time and/or upon the receipt of written notice from Meditrust, constitute a technical event of default by the Company and/or the tenants under the applicable lease documents. The Company has not received any written notices of any events of default from Meditrust at this time. There can be no assurance that Meditrust will provide the necessary waivers or that Meditrust will not send written notices of default.

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

         Based on current forecasts, management estimates that approximately $30 million in capital will be required to fully stabilize the Company's portfolio of assisted living properties, repay notes payable when due, fund necessary facility capital expenditures and purchase the remaining SPE operations.

         The Company has entered into various capital and financing transactions in Fiscal Years 2000 and 2001 to date in order to provide the funds to support operations. In addition, the Company is actively negotiating capital funding alternatives to raise the additional capital required to meet its business plan. While management has actively sought additional capital to meet the Company's business plan, capital has not been available to the Company. If additional capital becomes available or is raised, there can be no assurance that the terms will be acceptable, or that the terms will not be dilutive to existing stockholders. The inability of the Company to raise additional capital could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's ability to continue as a going concern is dependent upon, among other things, the ability to comply with the terms of its debt and lease agreements and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.

  OPERATING ACTIVITIES

         Cash used by operations increased by $5,168,000 to $7,332,000 for the three months ended September 30, 2000 from cash used by operations of $2,164,000 for the three months ended September 30, 1999. The increase in cash used was due to funding losses, the increase in receivables, and prepaids and other assets.

  INVESTING AND FINANCING ACTIVITIES

         Cash used for investing activities decreased by $678,000 to $2,648,000 for the three months ended September 30, 2000 from $3,326,000 for the three months ended September 30, 1999. Cash provided by financing activities increased by $5,720,000 to $7,781,000 for the three months ended September 30, 2000 from $2,061,000 for the three months ended September 30, 1999. Decreases in cash used for investing activities resulted from reduced purchases of property and equipment and a reduction in purchase option deposits. Increases in financing activities resulted from the issuance of convertible debentures and debt, which was offset partially by the payment of debt.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not have any securities subject to market risk as of, or during, the 3 months ended at September 30, 2000.


ITEM 5:  OTHER EVENTS

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K






EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 10.1    Second Amendment to Loan Documents among Balanced Care
         Corporation, Balanced Care Realty at State College, Inc.,
         Balanced Care Realty at Altoona, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., Balanced
         Care Realty at Mansfield, Inc. and Heller Healthcare
         Finance, Inc. formerly known as HCFP Funding, Inc. dated as of September 20, 2000 (filed herewith)
 10.2    Seconded Amended and Restated Promissory Note A made by
         Balanced Care Realty at State College, Inc., Balanced Care
         Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
         Inc., Balanced Care Realty at Reading, Inc., Balanced Care
         Realty at Berwick, Inc., Balanced Care Realty at Peckville,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at Mountain Home, Inc., and Balanced
         Care Realty at Mansfield, Inc. in favor of Heller Healthcare
         Financing, Inc. dated September 20, 2000 (filed herewith)
 10.3    Second Amended and Restated Subordinated Promissory Note B
         by Balanced Care Realty at State College, Inc., Balanced
         Care Realty at Altoona, Inc., Balanced Care Realty at
         Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., and
         Balanced Care Realty at Mansfield, Inc. in favor of Heller
         Healthcare Financing, Inc. dated September 20, 2000 (filed herewith)
 10.4    Promissory Note C by Balanced Care Realty at State College,
         Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
         Realty at Lewistown, Inc., Balanced Care Realty at Reading,
         Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
         Realty at Peckville, Inc., Balanced Care Realty at Scranton,
         Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
         Care Realty at Maumelle, Inc., Balanced Care Realty at
         Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
         and Balanced Care Realty at Mansfield, Inc. in favor of
         Heller Healthcare Finance, Inc. dated September 20, 2000
         (filed herewith)
 10.5    Amended and Restated Subordination Agreement by and among
         the entities listed on Exhibit A and D, Balanced Care
         Corporation, FRR Investments Limited, IPC Advisors S.a.r.l.,
         HR Investments Limited, RH Investments Limited, VXM
         Investments Limited, and Heller Healthcare Finance, Inc.
         dated as of November 6, 2000 (incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-k
         dated November 13, 2000 (No. 001-13845))
 10.6    Amendment and Joinder to Stock Pledge Agreement by and among
         Balanced Care Corporation, the parties listed on Schedule 1 and 2, FRR Investments Limited, IPC Advisors, S.a.r.l., HR
         Investments Limited, RH Investments Limited, and VXM
         Investments Limited dated November 6, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.7    Promissory Note made by and between Balanced Care
         Corporation and VXM Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.3 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.8    Promissory Note made by and between Balanced Care
         Corporation and HR Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.4 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.9    Promissory Note made by and between Balanced Care
         Corporation and RH Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.5 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.10   Letter Agreement between IPC Advisors S.a.r.l. and Balanced
         Care Corporation dated November 6, 2000 (incorporated by
         reference to Exhibit 10.6 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.11   Third Amendment to Loan Documents by and among Heller
         Healthcare Finance, Inc., Balanced Care Corporation,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc, Balanced Care Realty at Mountain
         Home, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at State College, Inc., BCC at
         Darlington, Inc., Balanced Care at Eyers Grove, Inc.,
         Balanced Care at Butler, Inc., Balanced Care at Sarver,
         Inc., and Balanced Care at North Ridge, Inc. dated November
         6, 2000 (incorporated by reference to Exhibit 10.7 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 99.1    Press Release dated November 7, 2000 (incorporated by
         reference to Exhibit 99.1 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))


(B)      Reports on Form 8-K

         1. Current Report on Form 8-K dated June 30, 2000 regarding a Change in Control of the Company.

         2. Current Report on Form 8-K dated July 31, 2000 regarding a Change in Control of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BALANCED CARE CORPORATION

                                         By:  /s/ CLINT T. FEGAN
                                              -----------------------------
                                              Clint T. Fegan
                                              Chief Financial Officer

Date: November 14, 2000

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 10.1    Second Amendment to Loan Documents among Balanced Care
         Corporation, Balanced Care Realty at State College, Inc.,
         Balanced Care Realty at Altoona, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., Balanced
         Care Realty at Mansfield, Inc. and Heller Healthcare
         Finance, Inc. formerly known as HCFP Funding, Inc. dated as of September 20, 2000 (filed herewith)
 10.2    Seconded Amended and Restated Promissory Note A made by
         Balanced Care Realty at State College, Inc., Balanced Care
         Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
         Inc., Balanced Care Realty at Reading, Inc., Balanced Care
         Realty at Berwick, Inc., Balanced Care Realty at Peckville,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at Mountain Home, Inc., and Balanced
         Care Realty at Mansfield, Inc. in favor of Heller Healthcare
         Financing, Inc. dated September 20, 2000 (filed herewith)
 10.3    Second Amended and Restated Subordinated Promissory Note B
         by Balanced Care Realty at State College, Inc., Balanced
         Care Realty at Altoona, Inc., Balanced Care Realty at
         Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., and
         Balanced Care Realty at Mansfield, Inc. in favor of Heller
         Healthcare Financing, Inc. dated September 20, 2000 (filed herewith)
 10.4    Promissory Note C by Balanced Care Realty at State College,
         Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
         Realty at Lewistown, Inc., Balanced Care Realty at Reading,
         Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
         Realty at Peckville, Inc., Balanced Care Realty at Scranton,
         Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
         Care Realty at Maumelle, Inc., Balanced Care Realty at
         Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
         and Balanced Care Realty at Mansfield, Inc. in favor of
         Heller Healthcare Finance, Inc. dated September 20, 2000
         (filed herewith)
 10.5    Amended and Restated Subordination Agreement by and among
         the entities listed on Exhibit A and D, Balanced Care
         Corporation, FRR Investments Limited, IPC Advisors S.a.r.l.,
         HR Investments Limited, RH Investments Limited, VXM
         Investments Limited, and Heller Healthcare Finance, Inc.
         dated as of November 6, 2000 (incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-k
         dated November 13, 2000 (No. 001-13845))
 10.6    Amendment and Joinder to Stock Pledge Agreement by and among
         Balanced Care Corporation, the parties listed on Schedule 1 and 2, FRR Investments Limited, IPC Advisors, S.a.r.l., HR
         Investments Limited, RH Investments Limited, and VXM
         Investments Limited dated November 6, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.7    Promissory Note made by and between Balanced Care
         Corporation and VXM Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.3 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.8    Promissory Note made by and between Balanced Care
         Corporation and HR Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.4 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.9    Promissory Note made by and between Balanced Care
         Corporation and RH Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.5 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.10   Letter Agreement between IPC Advisors S.a.r.l. and Balanced
         Care Corporation dated November 6, 2000 (incorporated by
         reference to Exhibit 10.6 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.11   Third Amendment to Loan Documents by and among Heller
         Healthcare Finance, Inc., Balanced Care Corporation,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc, Balanced Care Realty at Mountain
         Home, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at State College, Inc., BCC at
         Darlington, Inc., Balanced Care at Eyers Grove, Inc.,
         Balanced Care at Butler, Inc., Balanced Care at Sarver,
         Inc., and Balanced Care at North Ridge, Inc. dated November
         6, 2000 (incorporated by reference to Exhibit 10.7 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 99.1    Press Release dated November 7, 2000 (incorporated by
         reference to Exhibit 99.1 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 10.1    Second Amendment to Loan Documents among Balanced Care
         Corporation, Balanced Care Realty at State College, Inc.,
         Balanced Care Realty at Altoona, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., Balanced
         Care Realty at Mansfield, Inc. and Heller Healthcare
         Finance, Inc. formerly known as HCFP Funding, Inc. dated as of September 20, 2000 (filed herewith)
 10.2    Seconded Amended and Restated Promissory Note A made by
         Balanced Care Realty at State College, Inc., Balanced Care
         Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
         Inc., Balanced Care Realty at Reading, Inc., Balanced Care
         Realty at Berwick, Inc., Balanced Care Realty at Peckville,
         Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
         Realty at Martinsburg, Inc., Balanced Care Realty at
         Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at Mountain Home, Inc., and Balanced
         Care Realty at Mansfield, Inc. in favor of Heller Healthcare
         Financing, Inc. dated September 20, 2000 (filed herewith)
 10.3    Second Amended and Restated Subordinated Promissory Note B
         by Balanced Care Realty at State College, Inc., Balanced
         Care Realty at Altoona, Inc., Balanced Care Realty at
         Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
         Inc., Balanced Care Realty at Mountain Home, Inc., and
         Balanced Care Realty at Mansfield, Inc. in favor of Heller
         Healthcare Financing, Inc. dated September 20, 2000 (filed herewith)
 10.4    Promissory Note C by Balanced Care Realty at State College,
         Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
         Realty at Lewistown, Inc., Balanced Care Realty at Reading,
         Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
         Realty at Peckville, Inc., Balanced Care Realty at Scranton,
         Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
         Care Realty at Maumelle, Inc., Balanced Care Realty at
         Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
         and Balanced Care Realty at Mansfield, Inc. in favor of
         Heller Healthcare Finance, Inc. dated September 20, 2000
         (filed herewith)
 10.5    Amended and Restated Subordination Agreement by and among
         the entities listed on Exhibit A and D, Balanced Care
         Corporation, FRR Investments Limited, IPC Advisors S.a.r.l.,
         HR Investments Limited, RH Investments Limited, VXM
         Investments Limited, and Heller Healthcare Finance, Inc.
         dated as of November 6, 2000 (incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-k
         dated November 13, 2000 (No. 001-13845))
 10.6    Amendment and Joinder to Stock Pledge Agreement by and among
         Balanced Care Corporation, the parties listed on Schedule 1 and 2, FRR Investments Limited, IPC Advisors, S.a.r.l., HR
         Investments Limited, RH Investments Limited, and VXM
         Investments Limited dated November 6, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.7    Promissory Note made by and between Balanced Care
         Corporation and VXM Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.3 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.8    Promissory Note made by and between Balanced Care
         Corporation and HR Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.4 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 10.9    Promissory Note made by and between Balanced Care
         Corporation and RH Investments Limited dated November 6,
         2000 (incorporated by reference to Exhibit 10.5 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 10.10   Letter Agreement between IPC Advisors S.a.r.l. and Balanced
         Care Corporation dated November 6, 2000 (incorporated by
         reference to Exhibit 10.6 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))
 10.11   Third Amendment to Loan Documents by and among Heller
         Healthcare Finance, Inc., Balanced Care Corporation,
         Balanced Care Realty at Berwick, Inc., Balanced Care Realty
         at Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
         Balanced Care Realty at Martinsburg, Inc., Balanced Care
         Realty at Maumelle, Inc, Balanced Care Realty at Mountain
         Home, Inc., Balanced Care Realty at Peckville, Inc.,
         Balanced Care Realty at Reading, Inc., Balanced Care Realty
         at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
         Balanced Care Realty at State College, Inc., BCC at
         Darlington, Inc., Balanced Care at Eyers Grove, Inc.,
         Balanced Care at Butler, Inc., Balanced Care at Sarver,
         Inc., and Balanced Care at North Ridge, Inc. dated November
         6, 2000 (incorporated by reference to Exhibit 10.7 of the
         Company's Current Report on Form 8-k dated November 13, 2000
         (No. 001-13845))
 99.1    Press Release dated November 7, 2000 (incorporated by
         reference to Exhibit 99.1 of the Company's Current Report on
         Form 8-k dated November 13, 2000 (No. 001-13845))