Form 10-Q/A
period 2000-09-30
BALANCED CARE CORP
filed 2000-11-16
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A

                                AMENDMENT NO. 1
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                    CLASS                                    NOVEMBER 10, 2000
                    -----                                    -----------------
        Common Stock, $.001 par value                           34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
  Consolidated Balance Sheets as of September 30, 2000 and
     June 30, 2000..........................................    3
  Consolidated Statements of Operations for the three months
     ended September 30, 2000 and 1999......................    4
  Consolidated Statement of Changes in Stockholders' Equity
     for the three months ended September 30, 2000..........    5
  Consolidated Statements of Cash Flows for the three months
     ended September 30, 2000 and 1999......................    6
  Notes to Consolidated Financial Statements................    7
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   12
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   20

                   PART II -- OTHER INFORMATION
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   21
  (A) Exhibits
  (B) Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2000           2000
                                                              -------------    --------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,523       $  5,722
  Receivables (net of allowance for doubtful receivables)...       7,032          5,085
  Development contracts in process..........................         338            336
  Prepaid expenses and other current assets.................       5,093          2,329
                                                                --------       --------
          Total current assets..............................      15,986         13,472
  Restricted investments....................................       3,925          3,879
  Property and equipment, net...............................      78,927         79,878
  Goodwill, net.............................................      14,324         14,469
  Purchase option deposits..................................       4,628          4,296
  Other assets..............................................       3,430          4,000
                                                                --------       --------
          Total assets......................................    $121,220       $119,994
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $ 13,808       $  8,888
  Accounts payable..........................................       3,424          2,664
  Accrued payroll...........................................         412          1,045
  Accrued expenses..........................................       4,813          4,423
                                                                --------       --------
          Total current liabilities.........................      22,457         17,020
Long-term debt, net of current portion......................      49,874         60,881
Straight-line lease liability...............................       2,715          2,784
Deferred revenue and other liabilities......................       2,871          3,003
Convertible debentures......................................      14,223             --
                                                                --------       --------
          Total liabilities.................................      92,140         83,688
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................          --             --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized; none outstanding...........................          --             --
  Preferred stock, Series B, $.001 par value; 5,009,750
     authorized; none outstanding...........................          --             --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares at
     September 30, 2000 and June 30, 2000...................          35             35
  Additional paid-in capital................................      83,333         83,333
  Accumulated deficit.......................................     (54,288)       (47,062)
                                                                --------       --------
          Total stockholders' equity........................      29,080         36,306
                                                                --------       --------
          Total liabilities and stockholders equity.........    $121,220       $119,994
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................    $11,432        $ 6,895
  Patient services..........................................      2,357         11,045
  Development fees..........................................         21            397
  Management fees...........................................         45             99
  Other revenues............................................        110             41
                                                                -------        -------
          Total revenues....................................     13,965         18,477
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      6,500          8,821
     Other operating expenses...............................      3,720          5,429
  General and administrative expenses.......................      2,630          2,594
  Provision for losses under shortfall funding agreements...      2,100            800
  Lease expense.............................................      3,166          3,439
  Depreciation and amortization.............................      1,367            740
                                                                -------        -------
          Total operating expenses..........................     19,483         21,823
                                                                -------        -------
     Loss from operations...................................     (5,518)        (3,346)
Other income (expense):
  Interest and other income.................................        102             57
  Interest expense..........................................     (1,810)          (399)
                                                                -------        -------
     Loss before income taxes and extraordinary charge......     (7,226)        (3,688)
Provision for income taxes..................................         --              2
                                                                -------        -------
     Loss before extraordinary charge.......................     (7,226)        (3,690)
Extraordinary charge for early retirement of debt...........         --           (739)
                                                                -------        -------
          Net loss..........................................    $(7,226)       $(4,429)
                                                                =======        =======
Basic and diluted loss per share:
     Loss before extraordinary item.........................    $ (0.21)       $ (0.22)
                                                                =======        =======
          Net loss..........................................    $ (0.21)       $ (0.26)
                                                                =======        =======
Weighted average shares.....................................     34,173         16,723
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                            COMMON STOCK
                                           ---------------    ADDITIONAL
                                           ISSUED     PAR      PAID-IN      ACCUMULATED
                                           SHARES    VALUE     CAPITAL        DEFICIT       TOTAL
                                           ------    -----    ----------    -----------    -------
Balance at June 30, 2000.................  34,173     $35      $83,333       $(47,062)     $36,306
Net Loss.................................                                      (7,226)      (7,226)
                                           ------     ---      -------       --------      -------
Balance at September 30, 2000............  34,173     $35      $83,333       $(54,288)     $29,080
                                           ======     ===      =======       ========      =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................   $ (7,226)       $(4,429)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
  Depreciation and amortization.............................      1,367            740
  Provision for losses under shortfall funding agreements...      2,100            800
  Non cash interest -- convertible debt.....................        223             --
  Extraordinary charge for early retirement of debt.........         --            739
  Changes in operating assets and liabilities, excluding
     effects of acquisitions:
     (Increase) in receivables, net.........................     (4,047)          (432)
     (Increase) decrease in development contracts in
      process, net..........................................         (2)           240
     (Increase) decrease in prepaid expenses and other
      current assets........................................       (264)           331
     Increase (decrease) in accounts payable, accrued
      payroll and accrued expenses..........................        517           (153)
                                                               --------        -------
          Net cash used for operating activities............     (7,332)        (2,164)
                                                               --------        -------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................        (98)        (1,767)
  (Increase) decrease in restricted investments.............        (46)           171
  Restricted investment available for current liabilities...     (2,500)            --
  Increase in purchase option deposits and other assets.....         (4)        (1,730)
                                                               --------        -------
          Net cash used for investing activities............     (2,648)        (3,326)
                                                               --------        -------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................      5,000          6,403
  Payments on debt (including extinguishment costs of $707
     in 1999)...............................................    (11,087)        (3,914)
  Proceeds from issuance of convertible debentures..........     14,000             --
  Decrease in other liabilities.............................       (132)          (428)
                                                               --------        -------
          Net cash provided by financing activities.........      7,781          2,061
                                                               --------        -------
  Increase (Decrease) in cash and cash equivalents..........     (2,199)        (3,429)
Cash and cash equivalents at beginning of year..............      5,722          8,160
                                                               --------        -------
Cash and cash equivalents at end of year....................   $  3,523        $ 4,731
                                                               ========        =======
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $    366        $   399
                                                               ========        =======
  Cash paid for income taxes................................   $     --        $     2
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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

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

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenue.....................................................  $13,965    $11,172
Expenses....................................................   21,191     16,540
                                                              -------    -------
Loss before extraordinary items.............................   (7,226)    (5,368)
Loss before extraordinary items per common share............     (.21)      (.32)

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

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

                                                           QUARTER ENDED SEPTEMBER 30, 2000
                                                ------------------------------------------------------
                                                RESIDENT    PATIENT      GENERAL AND
                                                SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                                --------    --------    --------------    ------------
Revenues......................................  $11,587      $2,357        $    21          $ 13,965
Facility Operating expenses...................    8,320       1,900             --            10,220
                                                -------      ------        -------          --------
Contribution Margin...........................    3,267         457             21             3,745
General and administrative expenses...........       --          --          2,630             2,630
Provision for losses under shortfall funding
  agreements..................................    2,100          --             --             2,100
                                                -------      ------        -------          --------
Income (loss) before non-recurring items,
  lease expense, interest (net), taxes,
  depreciation and amortization...............  $ 1,167      $  457        $(2,609)         $   (985)
                                                =======      ======        =======          ========
Total Assets..................................  $44,841      $  175        $76,204          $121,220
                                                =======      ======        =======          ========

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                          QUARTER ENDED SEPTEMBER 30, 1999
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $ 7,035     $11,045        $   397          $18,477
Facility Operating expenses..................    4,438       9,812             --           14,250
                                               -------     -------        -------          -------
Contribution Margin..........................    2,597       1,233            397            4,227
General and administrative expenses..........       --          --          2,594            2,594
Provision for losses under shortfall funding
  agreements.................................      800          --             --              800
                                               -------     -------        -------          -------
Income (loss) before non-recurring and
  extraordinary items, lease expense,
  interest (net), taxes, depreciation and
  amortization...............................  $ 1,797     $ 1,233        $(2,197)         $   833
                                               =======     =======        =======          =======
Total Assets.................................  $40,605     $11,384        $17,142          $69,131
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

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at September 30, 2000 and 1999 (excluding the former Missouri facilities):

                                                                       SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                                          2000                               1999
                                            --------------------------------   --------------------------------
                                            OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                            -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living Facilities......   12       11       27       50      --        6       33       39
Acquired Assisted Living Facilities.......    5        8       --       13       5        8       --       13
Skilled Nursing Facilities................   --        3       --        3      --        3       --        3
                                             --       --       --       --       --      --       --       --
                                             17       22       27       66       5       17       33       55
                                             ==       ==       ==       ==       ==      ==       ==       ==

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

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated (excluding the Company's former Missouri facilities) for the Company's 66 owned, leased or managed facilities at September 30, 2000 and the Company's 55 owned, leased and managed facilities at September 30, 1999:

                                           SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                    ---------------------------------    ---------------------------------
                                       STABLE        STABLE     TOTAL       STABLE        STABLE     TOTAL
                                    FACILITIES(1)    BEDS(1)    BEDS     FACILITIES(1)    BEDS(1)    BEDS
                                    -------------    -------    -----    -------------    -------    -----
End of Period Capacity:
  Owned...........................       17           1,052     1,052          5             332       332
  Leased..........................       21           1,218     1,554         17           1,060     1,060
  Managed.........................       15             954     1,935          7             416     2,217
                                         --           -----     -----         --           -----     -----
Total.............................       53           3,224     4,541         29           1,808     3,609
                                         ==           =====     =====         ==           =====     =====
End of Period Occupancy:
  Owned...........................                       93%       93%                        88%       88%
  Leased..........................                       83%       75%                        89%       89%
  Managed.........................                       80%       64%                        75%       47%
                                                      -----     -----                      -----     -----
Total.............................                       86%       75%                        86%       63%
                                                      =====     =====                      =====     =====

---------------
(1) Represents communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding the divested Missouri operations:

                                JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                  1999         1999            1999         2000        2000         2000
                                --------   -------------   ------------   ---------   --------   -------------
                                                            (DOLLARS IN THOUSANDS)
AT QUARTER END:
Facilities in Operation.......       50            55             62            64         66            66
Resident Capacity.............    3,297         3,609          4,118         4,330      4,541         4,541
Census........................    1,946         2,278          2,655         2,972      3,199         3,385
FOR THE THREE MONTH PERIOD
  ENDED:
Revenue.......................  $11,432       $13,209        $15,587       $17,321    $18,860       $20,906
EBITDAR.......................  $   206       $ 1,624        $ 2,335       $ 2,888    $ 3,337       $ 4,757

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                               THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
STATEMENT OF OPERATIONS DATA:
Resident services...........................................   81.8%    37.3%
Patient services............................................   16.9     59.8
Development fees............................................    0.2      2.2
Management fees.............................................    0.3      0.5
Other.......................................................    0.8      0.2
                                                              -----    -----
Total revenue...............................................  100.0%   100.0%
Operating expenses:
  Facility operating expenses...............................   73.2     77.2
  Development, general and administrative expenses..........   18.8     14.0
  Provision for losses under shortfall funding agreements...   15.0      4.3
  Lease expense.............................................   22.7     18.6
  Depreciation and amortization.............................    9.8      4.0
                                                              -----    -----
Loss from operations........................................  (39.5)   (18.1)
Other income (expense)......................................  (12.2)    (1.9)
                                                              -----    -----
Loss before income taxes and extraordinary charge...........  (51.7)   (20.0)
Provision for income taxes..................................     --       --
                                                              -----    -----
  Loss before extraordinary charge..........................  (51.7)   (20.0)
  Extraordinary charge for early retirement of debt.........    -.-     (4.0)
                                                              -----    -----
Net loss....................................................  (51.7)%  (24.0)%
                                                              =====    =====

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

     Provision for Income Taxes. The provision for income taxes was $2,000 for the three months ended September 30, 1999. No provision for the three months ended September 30, 2000 was reported


     Net Loss. The Company's net loss of $7,226,000 for the three months ended September 30, 2000 increased by $2,797,000 from a net loss of $4,429,000 for the three months ended September 30, 1999. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $1,300,000; (ii) increased depreciation expense of $627,000; (iii) increased interest expense of $1,411,000, and (iv) decreased development fee revenues of $376,000. The increases were offset by the extraordinary charge for early retirement of debt of $739,000 for the three months ended September 30, 1999.


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


     Under certain of the Meditrust REIT lease documents, for the quarter ended September 30, 2000, (i) the Company did not meet its current ratio covenant under one lease and (ii) seven of the twelve Outlook Pointe tenants did not satisfy their respective rent coverage ratios. In addition, the Company, as developer, did not complete the Outlook Pointe at Chesterfield facility financed by Meditrust by the substantial completion date due to the abandonment of the project by the general contractor. The Company has entered into a completion agreement with the surety for the Chesterfield project, and expects to receive the final certificate of occupancy for the facility by November 30, 2000. Notwithstanding the foregoing, the Company and/or the tenants are current on their respective payment obligations to Meditrust, including the payment of all rent due under the facility leases.


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

ITEM 5:  OTHER EVENTS

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

                          PART II -- OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Second Amendment to Loan Documents among Balanced Care
          Corporation, Balanced Care Realty at State College, Inc.,
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., Balanced
          Care Realty at Mansfield, Inc. and Heller Healthcare
          Finance, Inc. formerly known as HCFP Funding, Inc. dated as of September 20, 2000 (previously filed)
10.2      Seconded Amended and Restated Promissory Note A made by
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. in favor of Heller Healthcare
          Financing, Inc. dated September 20, 2000 (previously filed)
10.3      Second Amended and Restated Subordinated Promissory Note B
          by Balanced Care Realty at State College, Inc., Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. in favor of Heller
          Healthcare Financing, Inc. dated September 20, 2000
          (previously filed)
10.4      Promissory Note C by Balanced Care Realty at State College,
          Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc., Balanced Care Realty at
          Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
          and Balanced Care Realty at Mansfield, Inc. in favor of
          Heller Healthcare Finance, Inc. dated September 20, 2000
          (previously filed)
10.5      Amended and Restated Subordination Agreement by and among
          the entities listed on Exhibit A and D, Balanced Care
          Corporation, FRR Investments Limited, IPC Advisors S.a.r.l.,
          HR Investments Limited, RH Investments Limited, VXM
          Investments Limited, and Heller Healthcare Finance, Inc.
          dated as of November 6, 2000 (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-k
          dated November 13, 2000 (No. 001-13845))
10.6      Amendment and Joinder to Stock Pledge Agreement by and among
          Balanced Care Corporation, the parties listed on Schedule 1 and 2, FRR Investments Limited, IPC Advisors, S.a.r.l., HR
          Investments Limited, RH Investments Limited, and VXM
          Investments Limited dated November 6, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-k dated November 13, 2000 (No. 001-13845))
10.7      Promissory Note made by and between Balanced Care
          Corporation and VXM Investments Limited dated November 6,
          2000 (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-k dated November 13, 2000
          (No. 001-13845))
10.8      Promissory Note made by and between Balanced Care
          Corporation and HR Investments Limited dated November 6,
          2000 (incorporated by reference to Exhibit 10.4 of the
          Company's Current Report on Form 8-k dated November 13, 2000
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

                                          BALANCED CARE CORPORATION

                                          By: /s/      CLINT T. FEGAN
                                            ------------------------------------
                                                       Clint T. Fegan
                                                  Chief Financial Officer


Date: November 16, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Second Amendment to Loan Documents among Balanced Care
          Corporation, Balanced Care Realty at State College, Inc.,
          Balanced Care Realty at Altoona, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., Balanced
          Care Realty at Mansfield, Inc. and Heller Healthcare
          Finance, Inc. formerly known as HCFP Funding, Inc. dated as of September 20, 2000 (previously filed)
10.2      Seconded Amended and Restated Promissory Note A made by
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. in favor of Heller Healthcare
          Financing, Inc. dated September 20, 2000 (previously filed)
10.3      Second Amended and Restated Subordinated Promissory Note B
          by Balanced Care Realty at State College, Inc., Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. in favor of Heller
          Healthcare Financing, Inc. dated September 20, 2000
          (previously filed)
10.4      Promissory Note C by Balanced Care Realty at State College,
          Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc., Balanced Care Realty at
          Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
          and Balanced Care Realty at Mansfield, Inc. in favor of
          Heller Healthcare Finance, Inc. dated September 20, 2000
          (previously filed)
10.5      Amended and Restated Subordination Agreement by and among
          the entities listed on Exhibit A and D, Balanced Care
          Corporation, FRR Investments Limited, IPC Advisors S.a.r.l.,
          HR Investments Limited, RH Investments Limited, VXM
          Investments Limited, and Heller Healthcare Finance, Inc.
          dated as of November 6, 2000 (incorporated by reference to
          Exhibit 10.1 of the Company's Current Report on Form 8-k
          dated November 13, 2000 (No. 001-13845))
10.6      Amendment and Joinder to Stock Pledge Agreement by and among
          Balanced Care Corporation, the parties listed on Schedule 1 and 2, FRR Investments Limited, IPC Advisors, S.a.r.l., HR
          Investments Limited, RH Investments Limited, and VXM
          Investments Limited dated November 6, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-k dated November 13, 2000 (No. 001-13845))
10.7      Promissory Note made by and between Balanced Care
          Corporation and VXM Investments Limited dated November 6,
          2000 (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-k dated November 13, 2000
          (No. 001-13845))
10.8      Promissory Note made by and between Balanced Care
          Corporation and HR Investments Limited dated November 6,
          2000 (incorporated by reference to Exhibit 10.4 of the
          Company's Current Report on Form 8-k dated November 13, 2000
          (No. 001-13845))
10.9      Promissory Note made by and between Balanced Care
          Corporation and RH Investments Limited dated November 6,
          2000 (incorporated by reference to Exhibit 10.5 of the
          Company's Current Report on Form 8-k dated November 13, 2000
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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