Form 10-Q
period 2000-12-31
BALANCED CARE CORP
filed 2001-02-08
CIK 1024096

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                    CLASS                                    JANUARY 31, 2001
                    -----                                    ----------------
        Common Stock, $.001 par value                           34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
  Consolidated Balance Sheets as of December 31, 2000 and
     June 30, 2000..........................................    3
  Consolidated Statements of Operations for the three months
     ended December 31, 2000 and 1999.......................    4
  Consolidated Statements of Operations for the six months
     ended December 31, 2000 and 1999.......................    5
  Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended December 31, 2000.............    6
  Consolidated Statements of Cash Flows for the six months
     ended December 31, 2000 and 1999.......................    7
  Notes to Consolidated Financial Statements................    8
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   17
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   29
ITEM 5:
OTHER EVENTS................................................   29

                   PART II -- OTHER INFORMATION
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   30
  (A) Exhibits
  (B) Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2000
                                                              ------------    --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,088      $  5,722
  Receivables (net of allowance for doubtful receivables)...       5,588         5,085
  Development contracts in process..........................          --           336
  Prepaid expenses and other current assets.................       1,614         2,329
                                                                --------      --------
          Total current assets..............................      10,290        13,472
  Restricted investments....................................       2,993         3,879
  Property and equipment, net...............................      80,964        79,878
  Goodwill, net.............................................      14,183        14,469
  Purchase option deposits..................................       4,545         4,296
  Other assets..............................................       1,660         4,000
                                                                --------      --------
          Total assets......................................    $114,635      $119,994
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $ 83,594      $  8,888
  Accounts payable..........................................       1,471         2,664
  Accrued payroll...........................................       1,393         1,045
  Accrued expenses..........................................       5,024         4,423
                                                                --------      --------
          Total current liabilities.........................      91,482        17,020
Long-term debt, net of current portion......................       2,257        60,881
Straight-line lease liability...............................       2,312         2,784
Deferred revenue and other liabilities......................         992         3,003
                                                                --------      --------
          Total liabilities.................................      97,043        83,688
                                                                --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................          --            --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized; none outstanding...........................          --            --
  Preferred stock, Series B, $.001 par value; 5,009,750
     authorized; none outstanding...........................          --            --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares at
     December 31, 2000 and June 30, 2000....................          35            35
  Additional paid-in capital................................      83,333        83,333
  Accumulated deficit.......................................     (65,776)      (47,062)
                                                                --------      --------
          Total stockholders' equity........................      17,592        36,306
                                                                --------      --------
          Total liabilities and stockholders equity.........    $114,635      $119,994
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................   $ 12,987        $ 7,032
  Patient services..........................................      2,357         11,145
  Development fees..........................................         17            142
  Management fees...........................................         52             76
  Other revenues............................................        112             70
                                                               --------        -------
          Total revenues....................................     15,525         18,465
                                                               --------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      7,466          8,713
     Other operating expenses...............................      4,521          5,587
  General and administrative expenses.......................      2,653          2,576
  Provision for losses under shortfall funding agreements...      1,764            750
  Loss on financial restructuring...........................      4,388             --
  Lease expense.............................................      2,995          3,463
  Depreciation and amortization.............................      1,420            774
                                                               --------        -------
          Total operating expenses..........................     25,207         21,863
                                                               --------        -------
     Loss from operations...................................     (9,682)        (3,398)
Other income (expense):
  Interest and other income.................................        134            115
  Interest expense..........................................     (1,940)          (423)
                                                               --------        -------
     Loss before income taxes...............................    (11,488)        (3,706)
Provision for income taxes..................................         --              3
                                                               --------        -------
          Net loss..........................................   $(11,488)       $(3,709)
                                                               ========        =======
Basic loss per share........................................   $  (0.34)       $ (0.18)
                                                               ========        =======
Diluted loss per share......................................   $  (0.34)       $ (0.18)
                                                               ========        =======
Weighted average shares -- basic............................     34,173         21,166
                                                               ========        =======
Weighted average shares -- diluted..........................     34,173         21,166
                                                               ========        =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................   $ 24,419        $13,927
  Patient services..........................................      4,714         22,190
  Development fees..........................................         38            538
  Management fees...........................................         97            175
  Other revenues............................................        222            111
                                                               --------        -------
          Total revenues....................................     29,490         36,941
                                                               --------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................     13,966         17,534
     Other operating expenses...............................      8,241         11,016
  General and administrative expenses.......................      5,283          5,169
  Provision for losses under shortfall funding agreements...      3,864          1,550
  Loss on financial restructuring...........................      4,388             --
  Lease expense.............................................      6,161          6,902
  Depreciation and amortization.............................      2,787          1,514
                                                               --------        -------
          Total operating expenses..........................     44,690         43,685
                                                               --------        -------
     Loss from operations...................................    (15,200)        (6,744)
Other income (expense):
  Interest and other income.................................        236            172
  Interest expense..........................................     (3,750)          (822)
                                                               --------        -------
     Loss before income taxes and extraordinary charge......    (18,714)        (7,394)
Provision for income taxes..................................         --              5
                                                               --------        -------
     Loss before extraordinary charge.......................    (18,714)        (7,399)
     Extraordinary loss on extinguishment of debt...........         --           (739)
                                                               --------        -------
          Net loss..........................................   $(18,714)       $(8,138)
                                                               ========        =======
Basic loss per share:
     Loss before extraordinary charge.......................   $  (0.55)       $ (0.39)
                                                               ========        =======
          Net loss..........................................   $  (0.55)       $ (0.43)
                                                               ========        =======
Diluted loss per share:
     Loss before extraordinary charge.......................   $  (0.55)       $ (0.39)
                                                               ========        =======
          Net loss..........................................   $  (0.55)       $ (0.43)
                                                               ========        =======
Weighted average shares -- basic............................     34,173         18,945
                                                               ========        =======
Weighted average shares -- diluted..........................     34,173         18,945
                                                               ========        =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                            COMMON STOCK
                                           ---------------    ADDITIONAL
                                           ISSUED     PAR      PAID-IN      ACCUMULATED
                                           SHARES    VALUE     CAPITAL        DEFICIT       TOTAL
                                           ------    -----    ----------    -----------    --------
Balance at June 30, 2000.................  34,173     $35      $83,333       $(47,062)     $ 36,306
Net Loss.................................                                     (18,714)      (18,714)
                                           ------     ---      -------       --------      --------
Balance at December 31, 2000.............  34,173     $35      $83,333       $(65,776)     $ 17,592
                                           ======     ===      =======       ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................   $(18,714)      $ (8,138)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................      2,787          1,514
     Provision for losses under shortfall funding
      agreements............................................      3,864          1,550
     Loss on financial restructuring........................      4,388             --
     Non cash interest -- convertible debt..................        566             --
     Extraordinary charge for early retirement of debt......         --            739
     Changes in operating assets and liabilities, excluding
      effects of acquisitions:
     (Increase) in receivables, net.........................     (6,376)        (3,554)
     Decrease in development contracts in process, net......        336          1,311
     (Increase) decrease in prepaid expenses and other
      current assets........................................        676            (74)
     Increase (decrease) in accounts payable, accrued
      payroll and accrued expenses..........................        331         (2,878)
                                                               --------       --------
          Net cash used for operating activities............    (12,142)        (9,530)
                                                               --------       --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................     (1,067)       (55,886)
  (Increase) decrease in restricted investments.............     (1,149)         1,361
  Increase in purchase option deposits and other assets.....       (674)        (2,894)
  Business acquisitions.....................................     (4,608)        (2,457)
                                                               --------       --------
          Net cash used for investing activities............     (7,498)       (59,876)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................     29,775         53,640
  Payments on debt (including extinguishment costs of $707
     in 1999)...............................................    (13,816)        (6,499)
  Proceeds from issuance of common stock....................         --         19,537
  Increase in straight-line lease liability.................      1,200             --
  Decrease in other liabilities.............................       (153)          (600)
                                                               --------       --------
          Net cash provided by financing activities.........     17,006         66,078
                                                               --------       --------
  Decrease in cash and cash equivalents.....................     (2,634)        (3,328)
Cash and cash equivalents at beginning of year..............      5,722          8,160
                                                               --------       --------
Cash and cash equivalents at end of year....................   $  3,088       $  4,832
                                                               ========       ========
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  2,918       $    822
                                                               ========       ========
  Cash paid for income taxes................................   $     --       $      5
                                                               ========       ========
Acquisitions:
  Fair value of assets acquired.............................     (5,396)        (3,482)
  Liabilities assumed.......................................        788          1,025
                                                               --------       --------
  Consideration paid for acquisitions.......................   $ (4,608)      $ (2,457)
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Background

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of December 31, 2000, the Company owned, leased or managed 67 assisted living communities and three skilled nursing facilities (combined, "the opened facilities") and had one assisted living community under a development contract. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These opened facilities have a capacity for 4,555 assisted living residents, 169 skilled nursing patients, and 86 independent living residents (See Note 8).

  (b) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three and six-month periods ended December 31, 2000 and 1999 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and six-month periods ended December 31, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2000 as contained in the Company's Annual Report on Form 10-K.

2. CONVERTIBLE DEBENTURES

     On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders," each purchased at par from the Company, 9.5% unsecured convertible grid debentures, as amended by Amendment No. 1 to 9.5% Unsecured Convertible Grid Debentures dated as of July 31, 2000 (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date (as such terms are defined below), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). The Debentures mature on July 1, 2005 (the "Maturity Date"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate, on 30 days' written notice, the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date"). The Holders have no rights with respect to the election of the Company's board of directors unless and until all or any portion of the Debentures are converted into Common Stock, at which time the Holders will have the same rights, powers and privileges as the other holders of the Company's Common Stock. Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to

                   BALANCED CARE CORPORATION AND SUBSIDIARIES convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of the Company after giving effect to the transactions.

     The Holders and IPC Advisors S.a.r.l., a Luxembourg company ("IPC") may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. As of November 6, 2000, IPC owned 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of the Company. On a combined basis, the Holders and IPC (directly or indirectly) may be deemed to beneficially own approximately 61.2% to 64.8% of the Common Stock of the Company depending on when (and if) the Debentures are converted and how the Company elects to pay interest.

     For each of the quarters ended September 30 and December 31, 2000, the Company elected to pay the interest payable for the quarter-ended in the form of an increase to the principal balance outstanding for the Debentures.

     Events of default have occurred and are continuing under the Debentures and as a result in accordance with the provisions of the Debentures they have become due and payable. Notwithstanding the foregoing, the Holders have each notified the Company in writing that they do not intend to take any action to enforce their rights to receive payment of the outstanding Obligations under the Debentures prior to April 6, 2001.

3. PROMISSORY NOTE

     On November 6, 2000, the Company entered into a Letter Agreement (as defined below), under which the Company requested that HR, RH and VXM make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "$6.5M Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan are evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR, (2) a $2,166,667 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Notes"). Interest accrues under the Notes at an annual rate of 12%, and is due and payable monthly in arrears. The Notes had a maturity date of January 31, 2001. The Company has not made the payments required under the Notes and therefore events of default have occurred and are continuing under the Notes. In accordance with the provisions of the Notes, all outstanding amounts are currently due and payable. Notwithstanding the foregoing, HR, RH and VXM have agreed in writing to extend the maturity of the Notes until April 6, 2001. The Notes are secured by a pledge of the stock of 12 of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as amended on November 6, 2000 and December 7, 2000. In addition, the Company, the Subsidiaries, IPC, FRR, HR, RH, VXM and Heller entered into an Amended and Restated Subordination Agreement dated November 6, 2000 (the "Subordination Agreement"). Under the Subordination Agreement, IPC, FRR, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the Notes. Except for the payment of interest on the Notes, the Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of December 31, 2000, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002. The proceeds from the Notes were used to repay a note payable to Heller in the amount of $2,500,000 and for other working capital needs.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

4. BUSINESS ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

  Business Acquisitions

     Acquisitions and the method of payment are summarized as follows (dollars in thousands):

                                                                   COMMON
                          LEASED                           CASH    STOCK    LIABILITIES   TOTAL    GOODWILL
TRANSACTION DESCRIPTION  OR OWNED   BUSINESS   LOCATION    PAID    ISSUED    INCURRED      COST    RECORDED    MONTH
-----------------------  --------   --------   --------   ------   ------   -----------   ------   --------   -------
Stock of 6 Leased
  Special Purpose
  Entities(1).........    Leased      ALF      Various    $4,608     $--        $--       $4,608      $--     October

---------------
(1) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

     In Fiscal 2001, the Company exercised its purchase options and acquired the equity interests of certain Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities in six locations in Fiscal 2001. The company borrowed $4,678 in connection with this transaction in the form of two promissory notes payable to the lessor at an annual interest rate of 12% and 14%. Interest only is payable monthly for four years, at which time principal and interest is payable monthly based on a four-year amortization period.

     These facilities were developed and previously managed by the Company. The total cost of $4,608,000 for Fiscal 2001 (including prior purchase option deposits of $189,000) has been allotted to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):

                                                               2001
                                                              ------
Current assets (less cash acquired of $264).................  $  653
Property and equipment......................................      23
Leasehold interests and other intangibles...................   4,720
Other assets................................................      --
Current liabilities.........................................    (712)
Long-term liabilities.......................................     (76)
                                                              ------
                                                              $4,608
                                                              ======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except EPS). The pro forma results include seven businesses acquired in December 1999, six businesses acquired in October 2000, the divestiture of the NHP Facilities in December 2000 and the divestiture of its Missouri operations in January 2000. Such businesses acquired were the SPE lessees of facilities previously managed by the Company.

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Revenue..................................................  $26,112    $21,172
Expenses.................................................   40,204     27,983
                                                           -------    -------
Loss before extraordinary items..........................  (14,092)    (6,811)
Loss before extraordinary items per common share.........     (.41)      (.20)

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and divestitures had been completed as of July 1, 2000 and 1999, respectively. In addition, they are not intended to be a projection of future results of operations.

5. LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding. For the three and six-month periods ended December 31, 2000 and 1999, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6. CHANGE IN CONTROL

     On July 31, 2000, the Holders (as defined in Note 2) purchased the Debentures (as defined in Note 2) at par in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three Purchase Agreements dated as of June 30, 2000 between the Company and each of the Holders. The Purchase Agreements and the form of the Debentures were filed as exhibits to the Company's Current Report on Form 8-K dated June 30, 2000.

     Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date (as defined in Note
2) and the Maturity Date (as defined in Note 2), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate, on 30 days' written notice, the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate.

     Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of Common Stock of the Company (see Note 2).

     The Holders and IPC (as defined in Note 2) may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing transaction and certain open market purchases, IPC presently beneficially owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of Common Stock of the Company. Pursuant to Schedule 13D (Amendment No. 2) filed with the SEC and dated November 6, 2000, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 61.2% of the Common Stock of the Company. If the Debentures are outstanding until the Maturity Date and the Company elects, in lieu of payment, to add the interest amount payable to the outstanding principal amount of the Debentures until the Maturity Date, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 64.8% of the Common Stock of the Company.

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000, and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's board of directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company received an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determined in its good faith judgment (after receiving the advice of counsel) that if the Company failed to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there was a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company was required to notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal would have been approved by the Board of Directors prior to January 31, 2000, the Company was required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

     The Special Committee received an opinion dated November 6, 2000 from Raymond James & Associates, Inc., its financial advisors, to the effect that, subject to certain assumptions, limitations and qualifications, cash consideration of $1.00 per share was fair to the stockholders of the Company from a financial point of view. In addition, the Special Committee of the Board of Directors of the Company confirmed that it had determined that the consideration of $1.00 per share in cash for each share of the Company's outstanding common stock not owned by IPC and its affiliates was advisable and fair to the stockholders of the Company and, subject to negotiation of definitive agreements relating to the Proposed Offer acceptable to the Special Committee, the Special Committee would recommend that the Board of Directors of the Company approve and adopt such definitive agreements and the Special Committee would then recommend that stockholders of the Company tender into and/or vote to approve and adopt such definitive agreements as applicable, and once recommended, the Special Committee would not modify, amend or withdraw such recommendations, unless the Special Committee determined, in its good faith judgment (after receiving the advice of counsel), that if the Special Committee failed to modify, amend or withdraw such recommendations, there was a reasonable probability that the Special Committee would be in violation of its fiduciary duties under applicable law. In the Letter Agreement, the Company acknowledged that IPC would not be under any obligation to make such Proposed Offer.

     On December 5, 2000, IPC advised the Company and the Special Committee that IPC would not proceed with the Proposed Offer. Accordingly, the non-solicitation provisions of the Letter Agreement terminated.

     On November 15, 2000, the Company received a complaint filed in the Court of Chancery of the State of Delaware. The complaint was filed by a stockholder of the Company and alleges, among other things, that the Letter Agreement and the Proposed Offer that IPC would be willing to consider, as described in the Letter Agreement, are unfair to the public stockholders of the Company because the transaction would purportedly deny the Company's stockholders the right to share proportionately in the true value of the Company's business and future prospects and, further, that the directors of the Company have breached their fiduciary duties to the stockholders of the Company. The complaint seeks alternative forms of relieve including, (i) preliminary and permanently enjoining the Defendants from proceeding with, consummating or closing a proposed transaction with IPC, (ii) in the event that a proposed transaction is consummated, rescinding it and setting it aside, (iii) awarding rescissory and/or compensatory damages in an unspecified amount, and (iv) awarding the Plaintiff the costs of the action including attorneys' and experts' fees. The Plaintiff has also requested that the action be maintained as a class action and that the Plaintiff be certified as the class representative. The Company has evaluated the complaint and believes it is without merit and intends to defend it vigorously. On December 7, 2000, the Plaintiff's counsel granted Defendants an indefinite extension of time to move, answer or otherwise respond to the complaint. There has been no further action in connection with the pending complaint.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

7. LOSS ON FINANCIAL RESTRUCTURING

     The loss on financial restructuring includes losses incurred on the termination of the NHP leases described in Note 9 ($2,132,000), costs incurred in connection with financing efforts and rent restructuring ($1,586,000), and a reserve against notes receivable ($670,000).

8. RENT RESTRUCTURING

     Many of the facilities operated or managed by the Company are leased under long-term operating leases with real estate investment trusts, or REITs (the landlords), with annual lease obligations aggregating approximately $19,000,000 (excluding the divested NHP operations) at December 31, 2000. The lease documents with all of the REITs contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT,
(i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis to meet certain rent coverage ratios (measured on a quarterly and year-end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with the financial covenants set forth in clauses (i) and (ii) at December 31, 2000 under its leases with four of its landlords. To date, the Company has not received any default notices from any of the affected landlords for the Company's failure to comply with the financial covenants for the quarter ended December 31, 2000. However, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, OH. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility lease in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities (hereinafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, and the Dillsburg Note shall be collectively referred to as the "Notes").

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     Under certain Working Capital Assurance Agreements executed by the Company in favor of Meditrust, the Company is obligated to advance such amounts as are necessary to ensure that the obligations under the Notes are paid in a timely fashion. Meditrust may seek payment from the Company for the outstanding principal balance of the Notes, together with default interest and late charges, at any time. To date, Meditrust has not commenced any legal action against the Company for its obligations under the Working Capital Assurance Agreements; however, there can be no assurance that Meditrust will not commence action to enforce its rights and remedies against the Company.

     In December 2000, the Company defaulted on the rent payments to five of its six landlords and initiated negotiations regarding the restructuring of certain of its facility rental obligations and implemented a plan to reduce rent payments for certain facilities. It is the Company's goal to negotiate restructured financial arrangements that reflect the current economics of many of these facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the rent reductions constitute monetary defaults under the Company's facility leases, and provide the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders.

     The Company has received notices of default from four of the five affected landlords. Nationwide Health Properties, Inc. ("NHP") accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP has agreed to dismiss all legal action against the Company (see Note 9). Another landlord has elected to apply $251,550 under certain letters of credit maintained in favor of the landlord by the Company towards the Company's rent obligations. Two other landlords have demanded payment of the outstanding rent payments and the remaining landlord has not taken any action. To date, other than the NHP litigation that is being dismissed, no other legal action has been commenced against the Company in connection with the foregoing payment defaults; however, there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

     The Company is actively negotiating with the affected landlords regarding restructuring the lease obligations.

9. SUBSEQUENT EVENT

     As a result of the Company's failure to pay full rent to NHP under the Company's master leases for the month of December 2000, NHP commenced legal action against the Company to enforce its rights and remedies under the leases. On January 12, 2001, the Company and NHP reached agreement and entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master leases and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property located in Akron, OH; (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company, and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Lakemont Farms and York, PA; Heritage Lakes, OH; Hagerstown, MD; and Teay's Valley, WV. The aggregate annual lease obligation for the 11 properties was approximately $7,000,000. The Company recorded a loss on the termination of leases in the amount of $2,132,000 at December 31, 2000 (See Note
7).

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

10. SEGMENT REPORTING

     In Fiscal 2001 and 2000, the Company had three primary reportable segments:
(i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) Development, General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131. The Company discontinued development activities in the third quarter of its fiscal year ended June 30, 1999.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements, other non-recurring operating charges, and gains and losses on disposition of assets, including purchase options), lease expense, interest (net), taxes, depreciation and amortization.

                                                          QUARTER ENDED DECEMBER 31, 2000
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $13,111     $ 2,365        $    49          $15,525
Facility Operating expenses..................   10,051       1,936             --           11,987
                                               -------     -------        -------          -------
Contribution Margin..........................    3,060         429             49            3,538
General and administrative expenses..........       --          --          2,653            2,653
Provision for losses under shortfall funding
  agreements.................................    1,764          --             --            1,764
                                               -------     -------        -------          -------
Income (loss) before non-recurring items,
  lease expense, interest (net), taxes,
  depreciation and amortization..............  $ 1,296     $   429        $(2,604)         $  (879)
                                               =======     =======        =======          =======

                                                          QUARTER ENDED DECEMBER 31, 1999
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $ 7,178     $11,145        $   142          $18,465
Facility Operating expenses..................    4,533       9,767             --           14,300
                                               -------     -------        -------          -------
Contribution Margin..........................    2,645       1,378            142            4,165
General and administrative expenses..........       --          --          2,576            2,576
Provision for losses under shortfall funding
  agreements.................................      750          --             --              750
                                               -------     -------        -------          -------
Income (loss) before non-recurring items,
  lease expense, interest (net), taxes,
  depreciation and amortization..............  $ 1,895     $ 1,378        $(2,434)         $   839
                                               =======     =======        =======          =======

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                        SIX MONTHS ENDED DECEMBER 31, 2000
                                              ------------------------------------------------------
                                              RESIDENT    PATIENT      GENERAL AND
                                              SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                              --------    --------    --------------    ------------
Revenues....................................  $ 24,651    $ 4,737        $    102         $ 29,490
Facility Operating expenses.................    18,372      3,835              --           22,207
                                              --------    -------        --------         --------
Contribution Margin.........................     6,279        902             102            7,283
General and administrative expenses.........        --         --           5,283            5,283
Provision for losses under shortfall funding
  agreements................................     3,864         --              --            3,864
                                              --------    -------        --------         --------
Income (loss) before non-recurring and
  extraordinary items, lease expense,
  interest (net), taxes, depreciation and
  amortization..............................  $  2,415    $   902        $ (5,181)        $ (1,864)
                                              ========    =======        ========         ========
Total Assets................................  $104,171    $ 3,990        $  6,473         $114,634
                                              ========    =======        ========         ========

                                                        SIX MONTHS ENDED DECEMBER 31, 1999
                                              ------------------------------------------------------
                                              RESIDENT    PATIENT      GENERAL AND
                                              SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                              --------    --------    --------------    ------------
Revenues....................................  $ 14,213    $22,190        $    538         $ 36,941
Facility Operating expenses.................     8,970     19,580              --           28,550
                                              --------    -------        --------         --------
Contribution Margin.........................     5,243      2,610             538            8,391
General and administrative expenses.........        --         --           5,169            5,169
Provision for losses under shortfall funding
  agreements................................     1,550         --              --            1,550
                                              --------    -------        --------         --------
Income (loss) before non-recurring and
  extraordinary items, lease expense,
  interest (net), taxes, depreciation and
  amortization..............................  $  3,693    $ 2,610        $ (4,631)        $  1,672
                                              ========    =======        ========         ========
Total Assets................................  $101,132    $11,325        $ 14,414         $126,871
                                              ========    =======        ========         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters ended December 31, 2000 and 1999 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

OVERVIEW

     The Company was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at December 31, 2000 and 1999 (excluding the Company's former Missouri facilities and including the NHP facilities referred to below):

                                                                  DECEMBER 31,
                                       -------------------------------------------------------------------
                                                     2000                               1999
                                       --------------------------------   --------------------------------
                                       OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                       -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.........................   12        6       33       51      12        1       33       46
Acquired Assisted Living
  Facilities.........................    5        9       --       14       5        8       --       13
Skilled Nursing Facilities...........   --        3       --        3      --        3       --        3
Other Managed Facilities.............   --       --        2        2      --       --       --       --
                                        --       --       --       --      --       --       --       --
                                        17       18       35       70      17       12       33       62
                                        ==       ==       ==       ==      ==       ==       ==       ==

     On January 12, 2001, the Company and NHP entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master leases and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property located in Akron, OH, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company, and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Lakemont Farms and York, PA; Heritage Lakes, OH; Hagerstown, MD; and Teay's Valley, WV. These 10 facilities have a resident capacity of 772. The aggregate annual lease obligation for the 11 properties was approximately $7,000,000.

     As of December 31, 2000, the Company owned, leased or managed 67 assisted living communities and three skilled nursing facilities and had one assisted living community under development. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These operating facilities have a capacity for 4,555 assisted living residents, 169 skilled nursing patients and 86 independent living residents.

     In addition to the 41 Outlook Pointe(R) signature series assisted living facilities opened as of December 31, 2000 (excluding the NHP facilities) the Company has a signed agreement to manage one additional assisted living facility currently in the final stages of construction. This facility under construction is expected to open April 2001 and will conclude the Company's initial round of development activity initiated three years ago.

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

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses, and other overhead costs; (iii) provisions for losses, which include losses relating to working capital advances made under shortfall funding agreements; (iv) non-recurring charges; (v) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (vi) depreciation and amortization.

RECENT DEVELOPMENTS

  Rent Restructuring

     Many of the facilities operated or managed by the Company are leased under long-term operating leases with real estate investment trusts, or REITs, with annual lease obligations aggregating approximately $19,000,000 (excluding the NHP leases) at December 31, 2000. The lease documents with all of the REITs contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year-end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and
(vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with the financial covenants set forth in clauses (i) and (ii) at December 31, 2000 under its leases with four of its landlords. To date, the Company has not received any default notices from any of the affected landlords for the Company's failure to comply with the financial covenants for the quarter ended December 31, 2000. However, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, OH. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities (hereinafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, and the Dillsburg Note shall be collectively referred to as the "Notes").

     Under certain Working Capital Assurance Agreements executed by the Company in favor of Meditrust, the Company is obligated to advance such amounts as are necessary to ensure that the obligations under the Notes are paid in a timely fashion. Meditrust may seek payment from the Company for the outstanding principal balance of the Notes, together with default interest and late charges, at any time. To date, Meditrust has not commenced any legal action against the Company for its obligations under the Working Capital Assurance Agreements; however, there can be no assurance that Meditrust will not commence action to enforce its rights and remedies against the Company.

     In December 2000, the Company defaulted on the rent payments to five of its six landlords and initiated negotiations regarding the restructuring of certain of its facility rental obligations and implemented a plan to reduce rent payments for certain facilities. It is the Company's goal to negotiate restructured financial arrangements that reflect the current economics of many of these facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the rent reductions constitute monetary defaults under the Company's facility leases, and provide the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders.

     The Company has received notices of default from four of the affected landlords. NHP accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP agreed to dismiss all legal actions against the Company (see "Termination of Master Leases and Strategic Charges"). Another landlord has elected to apply $251,550 under certain letters of credit maintained in favor of the landlord by the Company towards the Company's rent obligations. Two other landlords have demanded payment of the outstanding rent payments and the remaining landlord has not taken any action. To date, other than the NHP litigation that is being dismissed, no other legal action has been commenced against the Company in connection with the foregoing payment defaults; however, there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

     The Company is actively negotiating with the affected landlords regarding restructuring the lease obligations.

  Termination of Master Leases and Strategic Charges

     As a result of the Company's failure to pay full rent to NHP under the Company's master leases for the month of December 2000, NHP commenced legal action against the Company to enforce its rights and remedies under the leases. On January 12, 2001, the Company and NHP reached agreement and entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master leases and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL;

Lakemont Farms and York, PA; Heritage Lakes, OH; Hagerstown, MD; and Teay's Valley, WV. The aggregate annual lease obligation for the 11 properties was approximately $7,000,000. As a result of the termination of the NHP leases the Company recorded a $2,132,000 at December 31, 2000. Such loss resulted from the write-off of certain assets comprised primarily of lease acquisition costs and collateral deposits.

     Due to the divestiture of certain of the Company's Outlook Pointe(R) facilities, management has adopted a corporate restructuring plan affecting certain departments and staff positions. This restructuring plan, which was enacted in January 2001, is expected to result in a one-time charge of approximately $800,000 in the Company's third fiscal quarter ending March 31, 2001, representing the estimated costs of employee terminations and related costs. The Company expects these actions, along with other cost-cutting measures, to reduce general and administrative expenses by approximately $2,000,000 annually.

CHANGE IN CONTROL

     On July 31, 2000, HR Investments Limited, a Cayman Islands corporation ("HR"), RH Investments Limited, a Cayman Islands corporation ("RH"), and VXM Investments Limited, a Cayman Islands corporation ("VXM" and together with HR and RH, collectively, the "Holders"), each purchased at par from the Company, 9.5% Unsecured Convertible Grid Debentures, as amended by Amendment No. 1 to 9.5% Unsecured Convertible Grid Debentures dated as of July 31, 2000 (as amended, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three Purchase Agreements dated as of June 30, 2000 between the Company and each of the Holders. The Purchase Agreements and the form of the Debentures were filed as exhibits to the Company's Current Report on Form 8-K dated June 30, 2000.

     Under the Debentures, the Holders have the right, at any time up to and including the earlier to occur of the Early Termination Date (as defined below) and July 1, 2005 (the "Maturity Date"), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). Interest under the Debentures accrues at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, may pay the interest in cash or in lieu of payment, may add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company may terminate the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination is given to the Holders by the Company is not less than 200% of the Conversion Rate (the "Early Termination Date").

     Depending on when (and if) the Debentures are converted and how the Company elects to pay interest, the Holders could have the right to convert the Debentures into shares of Common Stock equal to approximately 17% to 24.7% of the issued and outstanding shares of Common Stock of the Company.

     Events of default have occurred and are continuing under the Debentures and as a result in accordance with the provisions of the Debentures they have become due and payable. Notwithstanding the foregoing, the Holders have each notified the Company in writing that they do not intend to take any action to enforce their rights to receive payment of the outstanding Obligations under the Debentures prior to April 6, 2001.

     The Holders and IPC Advisors S.a.r.l., a Luxembourg company ("IPC"), may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing transaction and certain open market purchases, IPC presently beneficially owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of Common Stock of the Company. Pursuant to Schedule 13D (Amendment No. 2) filed with the SEC and dated November 6, 2000, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 61.2% of the Common Stock of the Company. If the Debentures are outstanding until the Maturity Date and the Company elects, in lieu of payment, to add the interest amount payable to the outstanding principal amount of the Debentures until the Maturity Date, on a combined basis, IPC and the Holders (directly or indirectly) may be deemed to beneficially own 64.8% of the Common Stock of the Company.

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

     Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000, and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's Board of Directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company received an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determined in its good faith judgment (after receiving the advice of counsel) that if the Company failed to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there was a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company was required to notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal was approved by the Board of Directors prior to January 31, 2000, the Company was required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

     The Special Committee received an opinion dated November 6, 2000 from Raymond James & Associates, Inc., its financial advisors, to the effect that, subject to certain assumptions, limitations and qualifications, cash consideration of $1.00 per share was fair to the stockholders of the Company from a financial point of view. In addition, the Special Committee of the Board of Directors of the Company confirmed that it had determined that the consideration of $1.00 per share in cash for each share of the Company's outstanding common stock not owned by IPC and its affiliates was advisable and fair to the stockholders of the Company and, subject to negotiation of definitive agreements relating to the Proposed Offer acceptable to the Special Committee, the Special Committee would recommend that the Board of Directors of the Company approve and adopt such definitive agreements and the Special Committee would then recommend that stockholders of the Company tender into and/or vote to approve and adopt such definitive agreements as applicable, and once recommended, the Special Committee would not modify, amend or withdraw such recommendations, unless the Special Committee determined, in its good faith judgment (after receiving the advice of counsel), that if the Special Committee failed to modify, amend or withdraw such recommendations, there was a reasonable probability that the Special Committee would be in violation of its fiduciary duties under applicable law. In the Letter Agreement, the Company acknowledged that IPC would not be under any obligation to make such Proposed Offer.

     On December 5, 2000, IPC advised the Company and the Special Committee that IPC would not proceed with the Proposed Offer. Accordingly, the non-solicitation provisions of the Letter Agreement terminated.

     On November 15, 2000, the Company received a complaint filed in the Court of Chancery of the State of Delaware. The complaint was filed by a stockholder of the Company and alleges, among other things, that the Letter Agreement and the Proposed Offer that IPC would be willing to consider, as described in the Letter Agreement, are unfair to the public stockholders of the Company because the transaction would purportedly deny the Company's stockholders the right to share proportionately in the true value of the Company's business and future prospects and, further, that the directors of the Company have breached their fiduciary duties to the stockholders of the Company. The complaint seeks alternative forms of relieve including, (i) preliminary and permanently enjoining the Defendants from proceeding with, consummating or closing a proposed transaction with IPC advisors, (ii) in the event that a proposed transaction is consummated, rescinding it and setting it aside, (iii) awarding rescissory and/or compensatory damages in an unspecified amount, and (iv) awarding the Plaintiff the costs of the action including attorneys' and experts' fees. The Plaintiff has also requested that the action be maintained as a class action and that the Plaintiff be certified as the class representative. The Company has evaluated the complaint and believes it is without merit and intends to defend it vigorously. On December 7, 2000, the Plaintiff's counsel granted Defendants an indefinite extension of time to move, answer or otherwise respond to the complaint. There has been no further action in connection with the pending complaint.

OTHER FINANCING

     Under the Letter of Agreement with the Company, HR, RH and VXM agreed to make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "$6.5M Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan are evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR, (2) a $2,166,667 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Notes"). The Notes had a maturity date of January 31, 2001. The Company has not made the payments required under the Notes and therefore events of default have occurred and are continuing under the Notes. In accordance with the provisions of the Notes, all outstanding amounts are currently due and payable. Notwithstanding the foregoing, HR, RH and VXM have agreed in writing to extend the maturity of the Notes until April 6, 2001. Interest accrues under the Notes at an annual rate of 12%, and is due and payable monthly in arrears. The Notes are secured by a pledge of the stock of 12 of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as amended November 6, 2000 and December 7, 2000. In addition, the Company, the Subsidiaries, IPC, FRR, HR, RH, VXM and Heller entered into an Amended and Restated Subordination Agreement dated November 6, 2000 (the "Subordination Agreement"). Under the Subordination Agreement, IPC, FRR, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the Notes. Except for the payment of interest on the Notes, the Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of December 31, 2000 the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002. The proceeds from the Notes were used to repay a note payable to Heller in the amount of $2,500,000 and for other working capital needs.

OPERATING AND CENSUS TRENDS

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated for the Company's 58 owned, leased or managed facilities at December 31, 2000 and the Company's 52 owned, leased and managed facilities at December 31, 1999 (excluding the Company's former Missouri facilities, the NHP facilities, and the two managed AL facilities not developed by the Company):

                                            DECEMBER 31, 2000                    DECEMBER 31, 1999
                                    ---------------------------------    ---------------------------------
                                       STABLE        STABLE     TOTAL       STABLE        STABLE     TOTAL
                                    FACILITIES(1)    BEDS(1)    BEDS     FACILITIES(1)    BEDS(1)    BEDS
                                    -------------    -------    -----    -------------    -------    -----
End of Period Capacity:
  Owned...........................       17           1,052     1,052         15             902     1,046
  Leased..........................       15             947     1,201         12             780       780
  Managed.........................       17           1,117     1,679          8             472     1,495
                                         --           -----     -----         --           -----     -----
Total.............................       49           3,116     3,932         35           2,154     3,321
                                         ==           =====     =====         ==           =====     =====

                                            DECEMBER 31, 2000                    DECEMBER 31, 1999
                                    ---------------------------------    ---------------------------------
                                       STABLE        STABLE     TOTAL       STABLE        STABLE     TOTAL
                                    FACILITIES(1)    BEDS(1)    BEDS     FACILITIES(1)    BEDS(1)    BEDS
                                    -------------    -------    -----    -------------    -------    -----
End of Period Occupancy:
  Owned...........................                       94%       94%                        91%       89%
  Leased..........................                       95%       84%                        90%       90%
  Managed.........................                       77%       63%                        70%       50%
                                                        ---                                  ---
                                                                   --                                   --
Total.............................                       88%                                  86%
                                                                   78%                                  72%
                                                        ---                                  ---
                                                                   --                                   --
                                                        ---                                  ---
                                                                   --                                   --

---------------
(1) Represents communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding the divested Missouri operations and the NHP Facilities:

                                 DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
                                     2000            2000           2000        2000           1999
                                 ------------    -------------    --------    ---------    ------------
At quarter end:
  Facilities in Operation......         58               56            56           54            52
  Resident Capacity............      3,932            3,769         3,769        3,558         3,321
  Census.......................      3,055            2,952         2,815        2,646         2,375
For the three month period
  ended:
  Revenue......................    $18,960          $18,356       $17,424      $15,417       $14,285
  EBITDAR......................    $ 4,623          $ 4,606       $ 3,411      $ 3,324       $ 2,617

     The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the managed facilities are included in the data above but are not included in the Company's consolidated financial statements presented in this Quarterly Report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                                SIX MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
STATEMENT OF OPERATIONS DATA:
Resident services...........................................   82.8%    37.7%
Patient services............................................   16.0     60.1
Development fees............................................    0.1      1.4
Management fees.............................................    0.3      0.5
Other.......................................................    0.8      0.3
                                                              -----    -----
Total revenue...............................................  100.0%   100.0%
                                                              =====    =====

                                                                SIX MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Operating expenses:
  Facility operating expenses...............................   75.3     77.3
  General and administrative expenses.......................   17.9     14.0
  Provision for losses under shortfall funding agreements...   13.1      4.2
  Loss on financial restructuring...........................   14.9       --
  Lease expense.............................................   20.9     18.7
  Depreciation and amortization.............................    9.5      4.1
                                                              -----    -----
Total operating expenses....................................  151.6%   118.3%
                                                              =====    =====
Loss from operations........................................  (51.6)   (18.3)
Other income (expense)......................................  (11.9)    (1.9)
                                                              -----    -----
Loss before income taxes and extraordinary charge...........  (63.5)   (20.2)
Provision for income taxes..................................     --       --
                                                              -----    -----
  Loss before extraordinary charge..........................  (63.5)   (20.2)
  Extraordinary charge for early retirement of debt.........     --     (2.0)
                                                              -----    -----
Net loss....................................................  (63.5)%  (22.2)%
                                                              =====    =====

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

     Total Revenue. Total revenue for the three months ended December 31, 2000 decreased by $2,940,000 to $15,525,000 compared to $18,465,000 for the three months ended December 31, 1999. This decrease was primarily the result of a decrease in patient service revenues of $8,788,000, which resulted primarily from the divestiture of the Company's former Missouri operations. This decrease was partially offset by additional resident service revenues of $5,955,000, primarily from SPE facilities acquired during fiscal year 2000 and fiscal year 2001. Resident services comprised 84% and 38% of total revenues for three months ended December 31, 2000 and 1999, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living operations and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in the three months ended December 31, 2000 compared to the same period in the prior fiscal year due to the divestiture of the Missouri operations in January 2000.

     Operating Expenses. Total operating expenses increased by $3,344,000 to $25,207,000 for three months ended December 31, 2000 from $21,863,000 for the three months ended December 31, 1999. This increase was the result of (i) increased expenses of $6,985,000 from SPE facilities acquired during fiscal year 2000 and fiscal year 2001; (ii) increased expenses of $227,000 from the remaining SNF operations; (iii) an increase in the provision for losses under shortfall fundings of $1,014,000; (iv) loss on financial restructuring of $4,388,000 and (v) increased depreciation and amortization of $646,000. These increases were substantially offset by the decrease in expenses of $10,386,000 resulting from the divestiture of the Missouri operations.

     Facility operating expenses for the three months ended December 31, 2000 decreased by $2,313,000 to $11,987,000 from $14,300,000 for three months ended December 31, 1999. The decrease resulted from an $8,261,000 decrease in expenses relating to the divestiture of the Missouri operations. This decrease was partially offset by (i) an increase of $5,308,000 from SPE facilities acquired during fiscal year 2000 and fiscal year 2001 and (ii) a $221,000 increase from the remaining SNF operations.

     General and administrative expenses increased by $77,000 to $2,653,000 for three months ended December 31, 2000 from $2,576,000 for three months ended December 31, 1999.

     The provision for losses under shortfall funding agreements increased by $1,014,000 to $1,764,000 for three months ended December 31, 2000 from $750,000 for the three months ended December 31, 1999. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     The loss on financial restructuring includes losses incurred on the termination of the NHP leases described in Note 9 ($2,132,000), costs incurred in connection with financing efforts and rent restructuring ($1,586,000), and a reserve against notes receivable ($670,000). No loss on financial restructuring was incurred for the same period in the prior fiscal year.

     Lease expense decreased by $468,000 to $2,995,000 for the three months ended December 31, 2000 from $3,463,000 for the three months ended December 31, 1999. This decrease was primarily the net result of: (i) decreased rents of $1,517,000 for the divested Missouri operations and (ii) decreased rents of $588,000 as a result of the purchase of the real estate of five facilities previously leased in December 1999. These decreases were partially offset by increased rents of $1,594,000 from SPEs acquired in 2000 and fiscal year 2001.

     Depreciation and amortization increased by $646,000 to $1,420,000 for the three months ended December 31, 2000 from $774,000 for the three months ended December 31, 1999. The increase resulted primarily from an increase of $583,000 relating to the properties purchased in December 2000.

     Other Income (Expense). Interest and other income for the three months ended December 31, 2000 increased by $19,000 to $134,000 from $115,000 for the three months ended December 31, 1999. Interest expense for the three months ended December 31, 2000 increased by $1,517,000 to $1,940,000 from $423,000 for the three months ended December 31, 1999. This was primarily due to the interest on the Line of Credit, the Heller Note, and the convertible debentures.

     Provision for Income Taxes. The provision for income taxes was $3,000 for the three months ended December 31, 1999. No provision for the three months ended December 31, 2000 was reported.

     Net Loss. The Company's net loss of $11,488,000 for the three months ended December 31, 2000 increased by $7,779,000 from a net loss of $3,709,000 for the three months ended December 31, 1999. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $1,014,000; (ii) increased depreciation expense of $646,000; (iii) increased interest expense of $1,517,000; and (iv) loss on financial restructuring of $4,388,000.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

     Total Revenue. Total revenue for the six months ended December 31, 2000 decreased by $7,451,000 to $29,490,000 compared to $36,941,000 for six months ended December 31, 1999. This decrease was primarily the result of a decrease in patient service revenues of $17,476,000, which resulted primarily from the divestiture of the Company's former Missouri operations. This decrease was partially offset by additional resident service revenues of $10,492,000, primarily from SPE facilities acquired during fiscal year 2000 and fiscal year 2001. Resident services comprised 83% and 38% of total revenues for six months ended December 31, 2000 and 1999, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living operations and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in the six months ended December 31, 2000 compared to the same period in the prior fiscal year due to the divestiture of the Missouri operations in January 2000.

     Operating Expenses. Total operating expenses increased by $1,005,000 to $44,690,000 for six months ended December 31, 2000 from $43,685,000 for the six months ended December 31, 1999. This increase was attributed primarily to (i) increased expenses of $12,782,000 from SPE facilities acquired during fiscal year 2000 and fiscal year 2001; (ii) increased expenses of $422,000 from the remaining SNF operations; (iii) increased provision for losses under shortfall fundings of $2,314,000; (iv) loss on financial restructuring of $4,388,000 in the current period; and (v) increased depreciation and amortization of $1,273,000. The increases were partially offset by decreased expenses of $20,573,000 resulting from the divestiture of the Missouri operations.

     Facility operating expenses for the six months ended December 31, 2000 decreased by $6,343,000 to $22,207,000 from $28,550,000 for six months ended December 31, 1999. The decrease was the result of a decrease of $16,438,000 resulting from the divestiture of the Missouri operations. These decreases were partially offset by (i) an increase of $9,186,000 from SPE facilities acquired during fiscal year 2000 and fiscal year 2001; and (ii) a $408,000 increase from the remaining SNF operations.

     General and administrative expenses increased by $114,000 to $5,283,000 for six months ended December 31, 2000 from $5,169,000 for six months ended December 31, 1999.

     The provision for losses under shortfall funding agreements increased by $2,314,000 to $3,864,000 for six months ended December 31, 2000 from $1,550,000 for the six months ended December 31, 1999. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     The loss on financial restructuring includes losses incurred on the termination of the NHP leases described in Note 9 ($2,132,000), costs incurred in connection with financing efforts and rent restructuring ($1,586,000), and a reserve against notes receivable ($670,000). No loss on financial restructuring was incurred for the same period in the prior fiscal year.

     Lease expense decreased by $741,000 to $6,161,000 for the six months ended December 31, 2000 from $6,902,000 for the six months ended December 31, 1999. This decrease was primarily the net result of: (i) decreased rents of $3,001,000 for the divested Missouri operations and (ii) decreased rents of $1,190,000 as a result of the purchase of the real estate of five facilities previously leased in December 1999. These decreases were partially offset by increased rents of $3,391,000 from SPEs acquired in 2000 and fiscal year 2001.

     Depreciation and amortization increased by $1,273,000 to $2,787,000 for the six months ended December 31, 2000 from $1,514,000 for the six months ended December 31, 1999. The increase resulted primarily from increase of $1,131,000 relating to the properties purchased in December 2000.

     Other Income (Expense). Interest and other income for the six months ended December 31, 2000 increased by $64,000 to $236,000 from $172,000 for the six months ended December 31, 1999. Interest expense for the six months ended December 31, 2000 increased by $2,928,000 to $3,750,000 from $822,000 for the six months ended December 31, 1999. This was primarily due to the interest on the Line of Credit, the Heller Note, and the convertible debentures.

     Provision for Income Taxes. The provision for income taxes was $5,000 for the six months ended December 31, 1999. No provision for the six months ended December 31, 2000 was reported.

     Net Loss. The Company's net loss of $18,714,000 for the six months ended December 31, 2000 increased by $10,576,000 from a net loss of $8,138,000 for the six months ended December 31, 1999. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $2,314,000; (ii) increased depreciation expense of $1,273,000; (iii) increased interest expense of $2,928,000; and (iv) loss on financial restructuring of $4,388,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company re-directed its focus to operations from development the Company's capital requirements and sources have also changed. Historically the Company primarily sought development and acquisition capital, using development fees to support operating losses and corporate overhead. Since the Company's announcement in fiscal year 1999 that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

RECENT DEVELOPMENTS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Rent Restructuring and Termination of Master Leases."

CHANGE IN CONTROL OF REGISTRANT

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Change in Control."

OTHER FINANCING TRANSACTIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing."

OPERATIONS

     In October 2000, the Company assumed the lease for a 70 bed assisted living facility in Merrillville, IN. At December 31, 2000, the Company had opened 41 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 60 assisted and skilled nursing facilities (excluding the 10 NHP facilities). The Company has adequate financing to complete construction on the one remaining facility currently under construction, which is expected to open in April 2001. This will conclude the Company's initial round of development activity initiated three years ago.

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

     For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 41 development projects for which the Company holds or held the foregoing type of option (excluding the 10 NHP facilities). In October 2000, the Company exercised its options to purchase six SPEs financed under this structure for a total purchase price of approximately $4.6 million that was financed with a promissory note held by the owner/lessor. As of December 31, 2000, the Company has exercised its option to purchase 18 SPEs financed under the SPE structure (excluding the 10 NHP Facilities) for a total purchase price of approximately $21.9 million, of which $6.4 million was paid in cash and $15.5 million was financed by increasing the existing facility lease bases. The Company continues to manage 23 properties under the SPE structure. Management is negotiating purchase arrangements with SPE owners in conjunction with its rent restructuring.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. These lease obligations for the next twelve months aggregate approximately $19,000,000 (excluding the NHP leases). The lease documents with all of the REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT,
(i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with financial covenants set forth in clauses (i) and (ii) at December 31, 2000 under its leases with four of its landlords. To date, the Company has not received any default notices from any of the affected landlords for the Company's failure to comply with the financial covenants; however, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, OH. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility lease in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities (hereinafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, and the Dillsburg Note shall be collectively referred to as the "Notes").

     Under certain Working Capital Assurance Agreements executed by the Company in favor of Meditrust, the Company is obligated to advance such amounts as are necessary to ensure that the obligations under the Notes are paid in a timely fashion. Meditrust may seek payment from the Company for the outstanding principal balance of the Notes, together with default interest and late charges, at any time. To date, Meditrust has not commenced any legal action against the Company for its obligations under the Working Capital Assurance Agreements; however, there can be no assurance that Meditrust will not commence action to enforce its rights and remedies against the Company.

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

     The Company's operations do not generate sufficient cash flow to meet current rent obligations. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Therefore, as part of the Company's rent restructuring plan, cash flows remaining after meeting the foregoing expenses are used to make certain rent and interest payments. The Company does not have any present borrowing availability. While management has actively sought additional capital to meet the Company's business plan, capital has not been available to the Company. If additional capital becomes available or is raised, there can be no assurance that the terms will be acceptable, or that the terms will not be dilutive to existing stockholders. The inability of the Company to raise additional capital or to restructure its lease obligations could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations and the Company's ability to generate sufficient cash from operations and financing arrangements to meet its obligations.

OPERATING ACTIVITIES

     Cash used by operations increased by $2,612,000 to $12,142,000 for the six months ended December 31, 2000 from cash used by operations of $9,530,000 for the six months ended December 31, 1999. The increase in cash used was due to funding losses and increase in receivables.

INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities decreased by $52,378,000 to $7,498,000 for the six months ended December 31, 2000 from $59,876,000 for the six months ended December 31, 1999. Cash provided by financing activities decreased by $49,072,000 to $17,006,000 for the six months ended December 31, 2000 from $66,078,000 for the six months ended December 31, 1999. Decreases in cash used for investing activities resulted from reduced purchases of property and equipment and a reduction in purchase option deposits. Decreases in financing activities resulted from the decreased funding from debt and capital sources.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any securities subject to market risk as of, or during, the six months ended at December 31, 2000.

ITEM 5:  OTHER EVENTS

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

                          PART II -- OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
10.1       Note made by Balanced Care Corporation ("BCC") in favor of
           Health Care REIT, Inc. ("HCR") dated as of October 31, 2000
           (filed herewith)
10.2       Form of HCR Second Amended and Restated Loan Agreement dated as of October 31, 2000 (filed herewith)
10.3       Schedule to Form of HCR Second Amended and Restated Loan
           Agreement dated as of October 31, 2000 (filed herewith)
10.4       Form of HCR Amended and Restated Note dated as of October
           31, 2000 (filed herewith)
10.5       Schedule to Form of HCR Second Amended and Restated Note
           (filed herewith)
10.6       Form of HCR Unconditional and Continuing Guaranty dated as of October 31, 2000 (filed herewith)
10.7       Schedule to HCR form of Unconditional and Continuing
           Guaranty dated as of October 31, 2000 (filed herewith)
10.8       Form of HCR Leasehold Mortgage dated as of October 31, 2000
           (filed herewith)
10.9       Schedule to Form of HCR Leasehold Mortgage (filed herewith)
10.10      Form of HCR Leasehold Deed of Trust dated as of October 31,
           2000 (filed herewith)
10.11      Schedule to Form of HCR Leasehold Deed of Trust (filed
           herewith)
10.12      Master Lease Agreement by and between Balanced Care at
           Merrillville, Inc. ("BCM") and HCR dated as of October 1,
           2000 (filed herewith)
10.13      Amendment to Master Lease Agreement by and between BCM and
           HCR dated as of October 1, 2000 (filed herewith)
10.14      Unconditional and Continuing Guaranty in favor of HCR by BCC dated as of October 1, 2000 (filed herewith)
10.15      Leasehold Mortgage by BCM in favor of HCR dated as of
           October 1, 2000 (filed herewith)
10.16      Loan Agreement by and between BCM and HCR dated as of
           October 1, 2000 (filed herewith)
10.17      Note made by BCM in favor of HCR dated as of October 1, 2000
           (filed herewith)
10.18      Stock Pledge Agreement by and between BCC and HCR dated as of October 31, 2000 (filed herewith)
10.19      Collateral Assignment of Management Agreement by and between
           BCM and HCR dated as of October 1, 2000 (filed herewith)
10.20      Omnibus Amendment Agreement No. 1 to Development Agreement
           by and among Capstone Capital of Pennsylvania, Inc., HR
           Acquisition I Corporation, Capstone Capital of Virginia,
           Inc., BCC Development and Management Co., and BCC dated as
           October 25, 2000 (filed herewith)
10.21      Omnibus Amendment Agreement No. 1 to Lease Agreements by and
           among Capstone Capital of Pennsylvania, Inc., HR Acquisition
           I Corporation, Capstone Capital of Virginia, Inc., Extended
           Care Operators of Harrisburg, LLC, Extended Care Operators
           of Ravenna, LLC, Extended Care Operators of Greensboro, LLC,
           ALCO XI, ALCO VI, LLC, ALCO X, LLC, ALCO IX, BCC at
           Greensboro, Inc., and BCC dated as October 25, 2000 (filed herewith)
10.22      Promissory Note made by BCC in favor of HR Investments
           Limited dated December 7, 2000 (filed herewith)
10.23      Promissory Note made by BCC in favor of RH Investments
           Limited dated December 7, 2000 (filed herewith)

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
10.24      Promissory Note made by BCC in favor of VXM Investments
           Limited dated December 7, 2000 (filed herewith)
10.25      Second Amendment to Stock Pledge Agreement by and among BCC, the parties listed in Schedule 1, the parties listed in
           Schedule 2, FRR Investments Limited, IPC Advisors S.a.r.l.,
           HR Investments Limited, RH Investments Limited and VXM
           Investments Limited dated December 7, 2000 (filed herewith)
10.26      Second Amendment to Employment Agreement of Brad E.
           Hollinger dated December 4, 2000 (filed herewith)

---------------
(B) Reports on Form 8-K

1. Current Report on Form 8-K dated November 13, 2000 regarding $8 million loan and IPC Proposed Offer.

2. Current Report on Form 8-K dated November 20, 2000 regarding Meditrust notices of events of default.

3. Current Report on Form 8-K dated November 28, 2000 regarding stockholder lawsuit.

4. Current Report on Form 8-K dated December 5, 2000 regarding IPC determination not to proceed with Proposed Offer.

5. Current Report on Form 8-K dated December 12, 2000 regarding BCC restructuring plan.

6. Current Report on Form 8-K dated December 20, 2000 regarding BCC restructuring plan.

7. Current Report on Form 8-K dated January 15, 2001 regarding lease termination and release with Nationwide Health Properties, Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
10.1       Note made by Balanced Care Corporation ("BCC") in favor of
           Health Care REIT, Inc. ("HCR") dated as of October 31, 2000
           (filed herewith)
10.2       Form of HCR Second Amended and Restated Loan Agreement dated as of October 31, 2000 (filed herewith)
10.3       Schedule to Form of HCR Second Amended and Restated Loan
           Agreement dated as of October 31, 2000 (filed herewith)
10.4       Form of HCR Amended and Restated Note dated as of October
           31, 2000 (filed herewith)
10.5       Schedule to Form of HCR Second Amended and Restated Note
           (filed herewith)
10.6       Form of HCR Unconditional and Continuing Guaranty dated as of October 31, 2000 (filed herewith)
10.7       Schedule to HCR form of Unconditional and Continuing
           Guaranty dated as of October 31, 2000 (filed herewith)
10.8       Form of HCR Leasehold Mortgage dated as of October 31, 2000
           (filed herewith)
10.9       Schedule to Form of HCR Leasehold Mortgage (filed herewith)
10.10      Form of HCR Leasehold Deed of Trust dated as of October 31,
           2000 (filed herewith)
10.11      Schedule to Form of HCR Leasehold Deed of Trust (filed
           herewith)
10.12      Master Lease Agreement by and between Balanced Care at
           Merrillville, Inc. ("BCM") and HCR dated as of October 1,
           2000 (filed herewith)
10.13      Amendment to Master Lease Agreement by and between BCM and
           HCR dated as of October 1, 2000 (filed herewith)
10.14      Unconditional and Continuing Guaranty in favor of HCR by BCC dated as of October 1, 2000 (filed herewith)
10.15      Leasehold Mortgage by BCM in favor of HCR dated as of
           October 1, 2000 (filed herewith)
10.16      Loan Agreement by and between BCM and HCR dated as of
           October 1, 2000 (filed herewith)
10.17      Note made by BCM in favor of HCR dated as of October 1, 2000
           (filed herewith)
10.18      Stock Pledge Agreement by and between BCC and HCR dated as of October 31, 2000 (filed herewith)
10.19      Collateral Assignment of Management Agreement by and between
           BCM and HCR dated as of October 1, 2000 (filed herewith)
10.20      Omnibus Amendment Agreement No. 1 to Development Agreement
           by and among Capstone Capital of Pennsylvania, Inc., HR
           Acquisition I Corporation, Capstone Capital of Virginia,
           Inc., BCC Development and Management Co., and BCC dated as
           October 25, 2000 (filed herewith)
10.21      Omnibus Amendment Agreement No. 1 to Lease Agreements by and
           among Capstone Capital of Pennsylvania, Inc., HR Acquisition
           I Corporation, Capstone Capital of Virginia, Inc., Extended
           Care Operators of Harrisburg, LLC, Extended Care Operators
           of Ravenna, LLC, Extended Care Operators of Greensboro, LLC,
           ALCO XI, ALCO VI, LLC, ALCO X, LLC, ALCO IX, BCC at
           Greensboro, Inc., and BCC dated as October 25, 2000 (filed herewith)
10.22      Promissory Note made by BCC in favor of HR Investments
           Limited dated December 7, 2000 (filed herewith)
10.23      Promissory Note made by BCC in favor of RH Investments
           Limited dated December 7, 2000 (filed herewith)
10.24      Promissory Note made by BCC in favor of VXM Investments
           Limited dated December 7, 2000 (filed herewith)
10.25      Second Amendment to Stock Pledge Agreement by and among BCC, the parties listed in Schedule 1, the parties listed in
           Schedule 2, FRR Investments Limited, IPC Advisors S.a.r.l.,
           HR Investments Limited, RH Investments Limited and VXM
           Investments Limited dated December 7, 2000 (filed herewith)
10.26      Second Amendment to Employment Agreement of Brad E.
           Hollinger dated December 4, 2000 (filed herewith)

---------------
(B) Reports on Form 8-K

1. Current Report on Form 8-K dated November 13, 2000 regarding $8 million loan and IPC Proposed Offer.

2. Current Report on Form 8-K dated November 20, 2000 regarding Meditrust notices of events of default.

3. Current Report on Form 8-K dated November 28, 2000 regarding stockholder lawsuit.

4. Current Report on Form 8-K dated December 5, 2000 regarding IPC determination not to proceed with Proposed Offer.

5. Current Report on Form 8-K dated December 12, 2000 regarding BCC restructuring plan.

6. Current Report on Form 8-K dated December 20, 2000 regarding BCC restructuring plan.

7. Current Report on Form 8-K dated January 15, 2001 regarding lease termination and release with Nationwide Health Properties, Inc.