Form 10-Q
period 2001-03-31
BALANCED CARE CORP
filed 2001-05-15
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              [X]  Yes    [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                    CLASS                                       MAY 11, 2001
                    -----                                      --------------
        Common Stock, $.001 par value                            34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
  Consolidated Balance Sheets as of March 31, 2001 and June
     30, 2000...............................................    2
  Consolidated Statements of Operations for the three months
     ended March 31, 2001 and 2000..........................    3
  Consolidated Statements of Operations for the nine months
     ended March 31, 2001 and 2000..........................    4
  Consolidated Statements of Changes in Stockholders' Equity
     for the nine months ended
     March 31, 2001.........................................    5
  Consolidated Statements of Cash Flows for the nine months
     ended March 31, 2001 and 2000..........................    6
Notes to Consolidated Financial Statements..................    7
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   18
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   32
ITEM 5:
OTHER EVENTS................................................   32
                   PART II -- OTHER INFORMATION
ITEM 3:
DEFAULTS UPON SENIOR SECURITIES.............................   32
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   33

     (A) Exhibits

     (B) Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               MARCH 31,     JUNE 30,
                                                                 2001          2000
                                                              -----------    ---------
                                                              (UNAUDITED)    (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,973      $  5,722
  Receivables (net of allowance for doubtful receivables)...      3,566         5,085
  Development contracts in process..........................         --           336
  Prepaid expenses and other current assets.................      2,613         2,329
                                                               --------      --------
          Total current assets..............................      8,152        13,472
  Restricted investments....................................      3,286         3,879
  Property and equipment, net...............................     79,584        79,878
  Goodwill, net.............................................     14,040        14,469
  Purchase option deposits..................................      2,861         4,296
  Other assets..............................................      1,765         4,000
                                                               --------      --------
          Total assets......................................   $109,688      $119,994
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $ 86,704      $  8,888
  Accounts payable..........................................      1,873         2,664
  Accrued payroll...........................................        625         1,045
  Accrued expenses..........................................      7,002         4,423
                                                               --------      --------
          Total current liabilities.........................     96,204        17,020
Long-term debt, net of current portion......................      1,710        60,881
Straight-line lease liability...............................      2,868         2,784
Deferred revenue and other liabilities......................        962         3,003
                                                               --------      --------
          Total liabilities.................................    101,744        83,688
                                                               --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................         --            --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized; none outstanding...........................         --            --
  Preferred stock, Series B, $.001 par value; 5,009,750
     authorized; none outstanding...........................         --            --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares at
     March 31, 2001 and June 30, 2000.......................         35            35
  Additional paid-in capital................................     83,333        83,333
  Accumulated deficit.......................................    (75,424)      (47,062)
                                                               --------      --------
          Total stockholders' equity........................      7,944        36,306
                                                               --------      --------
          Total liabilities and stockholders equity.........   $109,688      $119,994
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................    $10,909        $ 8,491
  Patient services..........................................      2,334          3,375
  Development fees..........................................         18             54
  Management fees...........................................        187             70
  Other revenues............................................         88             80
                                                                -------        -------
          Total revenues....................................     13,536         12,070
                                                                -------        -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      6,097          5,619
     Other operating expenses...............................      3,842          2,872
  General and administrative expenses.......................      2,526          2,298
  Provision for losses under shortfall funding agreements...      1,655            700
  Lease expense.............................................      2,249          1,599
  Depreciation and amortization.............................      1,379          1,255
  Loss on impairment of long-lived assets...................      1,167             --
  Loss on financial restructuring...........................      2,193             --
                                                                -------        -------
          Total operating expenses..........................     21,108         14,343
                                                                -------        -------
     Loss from operations...................................     (7,572)        (2,273)
Other income (expense):
  Interest and other income.................................         55            108
  Interest expense..........................................     (2,128)        (1,349)
  Purchase option payments..................................         --           (291)
                                                                -------        -------
     Loss before income taxes...............................     (9,645)        (3,805)
Provision for income taxes..................................          3             --
                                                                -------        -------
     Net loss...............................................    $(9,648)       $(3,805)
                                                                =======        =======
     Basic loss per share...................................    $ (0.28)       $ (0.11)
                                                                =======        =======
     Diluted loss per share.................................    $ (0.28)       $ (0.11)
                                                                =======        =======
Weighted average shares -- basic............................     34,173         34,173
                                                                =======        =======
Weighted average shares -- diluted..........................     34,173         34,173
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Resident services.........................................   $ 35,328       $ 22,418
  Patient services..........................................      7,048         25,565
  Development fees..........................................         56            592
  Management fees...........................................        284            245
  Other revenues............................................        310            191
                                                               --------       --------
          Total revenues....................................     43,026         49,011
                                                               --------       --------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................     20,063         23,153
     Other operating expenses...............................     12,083         13,888
  General and administrative expenses.......................      7,809          7,466
  Provision for losses under shortfall funding agreements...      5,519          2,250
  Lease expense.............................................      8,410          8,501
  Depreciation and amortization.............................      4,166          2,769
  Loss on impairment of long-lived assets (Note 9)..........      1,167             --
  Loss on financial restructuring (Note 7)..................      6,581             --
                                                               --------       --------
          Total operating expenses..........................     65,798         58,027
                                                               --------       --------
     Loss from operations...................................    (22,772)        (9,016)
Other income (expense):
  Interest and other income.................................        291            280
  Interest expense..........................................     (5,878)        (2,172)
  Purchase option payments..................................         --           (291)
                                                               --------       --------
     Loss before income taxes and extraordinary charge......    (28,359)       (11,199)
Provision for income taxes..................................          3              5
                                                               --------       --------
     Loss before extraordinary charge.......................    (28,362)       (11,204)
Extraordinary loss on extinguishment of debt................         --           (739)
                                                               --------       --------
          Net loss..........................................   $(28,362)      $(11,943)
                                                               ========       ========
Basic loss per share:
     Loss before extraordinary charge.......................   $  (0.83)      $  (0.47)
                                                               ========       ========
     Net loss...............................................   $  (0.83)      $  (0.50)
                                                               ========       ========
Diluted loss per share:
     Loss before extraordinary charge.......................   $  (0.83)      $  (0.47)
                                                               ========       ========
     Net loss...............................................   $  (0.83)      $  (0.50)
                                                               ========       ========
Weighted average shares -- basic............................     34,173         23,984
                                                               ========       ========
Weighted average shares -- diluted..........................     34,173         23,984
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                            COMMON STOCK
                                           ---------------    ADDITIONAL
                                           ISSUED     PAR      PAID-IN      ACCUMULATED
                                           SHARES    VALUE     CAPITAL        DEFICIT       TOTAL
                                           ------    -----    ----------    -----------    --------
Balance at June 30, 2000.................  34,173     $35      $83,333       $(47,062)     $ 36,306
Net Loss.................................                                     (28,362)      (28,362)
                                           ------     ---      -------       --------      --------
Balance at March 31, 2001................  34,173     $35      $83,333       $(75,424)     $  7,944
                                           ======     ===      =======       ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................   $(28,362)      $(11,943)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................      4,165          2,769
     Provision for losses under shortfall funding
      agreements............................................      5,519          2,250
     Loss on impairment of long-lived assets................      1,167             --
     Non-cash loss on financial restructuring...............      5,641             --
     Non cash interest -- convertible debt..................        910             --
     Extraordinary loss on extinguishment of debt...........         --            739
     Changes in operating assets and liabilities, excluding
      effects of acquisitions:
     (Increase) decrease in receivables, net................     (4,870)           879
     (Increase) decrease in development contracts in
      process, net..........................................         (2)         1,441
     Increase in prepaid expenses and other current
      assets................................................     (1,315)          (473)
     Increase (decrease) in accounts payable, accrued
      payroll and accrued expenses..........................        957        (11,606)
                                                               --------       --------
       Net cash used for operating activities...............    (16,190)       (15,944)
                                                               --------       --------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................         --          6,675
  Purchases of property and equipment.......................       (908)       (56,561)
  (Increase) decrease in restricted investments.............     (1,442)         1,315
  (Increase) decrease in purchase option deposits and other
     assets.................................................         16         (4,479)
  Business acquisitions.....................................     (4,842)        (2,457)
                                                               --------       --------
       Net cash used for investing activities...............     (7,176)       (55,507)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................     34,585         54,658
  Payments on debt (including extinguishment costs of $707
     in 2000)...............................................    (16,407)        (6,499)
  Proceeds from issuance of common stock....................         --         19,537
  Increase in straight-line lease liability.................      1,621             --
  Decrease in other liabilities.............................       (182)          (840)
                                                               --------       --------
       Net cash provided by financing activities............     19,617         66,856
  Decrease in cash and cash equivalents.....................     (3,749)        (4,595)
Cash and cash equivalents at beginning of period............      5,722          8,160
                                                               --------       --------
Cash and cash equivalents at end of period..................   $  1,973       $  3,565
                                                               ========       ========
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  5,114       $  1,789
                                                               ========       ========
  Cash paid for income taxes................................   $     28       $      5
                                                               ========       ========
Acquisitions:
  Fair value of assets acquired.............................     (5,435)        (3,482)
  Liabilities assumed.......................................        593          1,025
                                                               --------       --------
  Consideration paid for acquisitions.......................   $  4,842       $ (2,457)
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Background

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of March 31, 2001, the Company owned, leased or managed 54 assisted living communities and three skilled nursing facilities (combined, "the opened facilities") and had one assisted living community under a development contract. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These opened facilities have a capacity for 4,530 assisted living residents, 169 skilled nursing patients, and 86 independent living residents (See Note 8).

  (b) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three and nine-month periods ended March 31, 2001 and 2000 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine-month periods ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2000 as contained in the Company's Annual Report on Form 10-K.

2. CONVERTIBLE DEBENTURES

     On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders"), each purchased at par from the Company, 9.5% unsecured convertible grid debentures, as amended by Amendment No. 1 to 9.5% Unsecured Convertible Grid Debentures dated as of July 31, 2000 (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders had the right, at any time up to and including the earlier to occur of the Early Termination Date and the Maturity Date (as such terms are defined below), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). The Debentures had a maturity date of July 1, 2005 (the "Maturity Date"). Interest under the Debentures accrued at an annual rate of 9.5% and was due and payable quarterly. The Company, at its option, could pay the interest in cash or in lieu of payment, could add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. For each of the quarters ended September 30, December 31, 2000, and March 31, 2001, the Company elected to pay the interest in the form of an increase to the principal balance outstanding for the Debentures.

     Events of default occurred under the Debentures and as a result, in accordance with the provisions of the Debentures, they became immediately due and payable. Notwithstanding the foregoing, the Holders each notified the Company in writing that they did not intend to take any action to enforce their rights to receive payment of the outstanding obligations under the Debentures prior to April 6, 2001. On April 4, 2001, the Company paid the

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

Holders all of the outstanding obligations in full under the Debentures with part of the proceeds of the VXM Loan discussed in Note 9.

3. PROMISSORY NOTES

     On November 6, 2000, the Company entered into a Letter Agreement (as defined in Note 6), under which the Company requested that HR, RH and VXM make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "$6.5M Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan were evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR, (2) a $2,166,667 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Initial Notes"). Interest accrued under the Initial Notes at an annual rate of 12%, and was due and payable monthly in arrears. The Initial Notes had a maturity date of January 31, 2001. The Company did not make the payments required under the Initial Notes and therefore events of default occurred. In accordance with the provisions of the Initial Notes, all outstanding amounts become immediately due and payable. Notwithstanding the foregoing, HR, RH and VXM had agreed in writing to extend the maturity of the Initial Notes until April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Initial Notes with part of the proceeds from the VXM Loan discussed in Note 9.

     On February 9, 2001, VXM made a loan to the Company in the amount of $750,000, as evidenced by a promissory note made by the Company in favor of VXM (the "February Note"). On March 7, 2001, VXM made a loan to the Company in the amount of $850,000, as evidenced by a promissory note made by the Company in favor of VXM (the "March Note" and, together with the February Note, collectively, the "Subsequent Notes"). Interest accrued under the Subsequent Notes at a fixed annual rate of 12% and was due and payable on maturity. The Subsequent Notes each had a maturity date of April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Subsequent Notes with part of the proceeds of the VXM Loan discussed in Note 9.

4. BUSINESS ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

  Business Acquisitions

     Acquisitions and the method of payment are summarized as follows (dollars in thousands):

                                                                          COMMON
                               LEASED                              CASH   STOCK    LIABILITIES   TOTAL    GOODWILL
TRANSACTION DESCRIPTION       OR OWNED   BUSINESS     LOCATION     PAID   ISSUED    INCURRED      COST    RECORDED      MONTH
-----------------------       --------   --------   ------------   ----   ------   -----------   ------   --------   ------------
Stock of Leased Special
  Purpose Entities(1).......   Leased      ALF           Various   $ 32    $--       $4,576      $4,608     $--      October 2000
Stock of Leased Special
  Purpose Entity(1).........   Leased      ALF      Anderson, IN     88     --       $  146      $  234      --        March 2001
                                                                   ----              ------      ------
                                                                   $120              $4,722      $4,842
                                                                   ----              ------      ------

---------------
(1) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

     In Fiscal 2001, the Company exercised its purchase options and acquired the equity interests of seven special purpose entities ("SPEs"), which were formed to lease and operate certain assisted living facilities. The primary asset of each of the SPEs is the leasehold interest in the assisted living facility. For six of the SPEs, the Company borrowed $4,678,000 to pay the aggregate purchase price, as evidenced by two promissory notes payable to the lessor at an annual interest rate of 12% and 14%, respectively. Interest only is payable monthly for four years, at which time principal and interest is payable monthly based on a four-year amortization period. For one SPE

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

(Anderson, IN), the Company borrowed $146,000 to pay the purchase price as evidenced by a promissory note payable to the seller at an annual interest rate of 10%. Principal and accrued interest are due on June 30, 2001. In a simultaneous transaction, the landlord for the Anderson property agreed to terminate the lease and lease guarantees and release the Company from its obligations under this lease.

     These facilities were developed and previously managed by the Company. The total cost of $4,842,000 for Fiscal 2001 (including prior purchase option deposits of $443,000) has been allotted to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):

                                                               2001
                                                              ------
Current assets (less cash acquired of $264).................  $  691
Property and equipment......................................      24
Leasehold interests and other intangibles...................   4,720
Other assets................................................      --
Current liabilities.........................................    (917)
Long-term liabilities.......................................     (76)
Loss on termination of lease................................     400
                                                              ------
                                                              $4,842
                                                              ======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except EPS). The pro forma results include seven businesses acquired in December 1999, six businesses acquired in October 2000, the divestiture of the NHP facilities in December 2000, the divestiture of the Anderson, IN property in March 2001, and the divestiture of the Missouri operations in January 2000.

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Revenue................................................  $ 39,485    $ 32,502
Expenses...............................................    63,334      45,758
                                                         --------    --------
Loss before extraordinary items........................   (23,849)    (13,256)
Loss before extraordinary items per common share.......      (.70)       (.39)

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and divestitures had been completed as of July 1, 2000 and 1999, respectively. In addition, they are not intended to be a projection of future results of operations.

5. LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding. For the three and nine-month periods ended March 31, 2001 and 2000, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6. CHANGES IN CONTROL

     On July 31, 2000, the Holders (as defined in Note 2) purchased the Debentures (as defined in Note 2) at par in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three Purchase Agreements dated as of June 30, 2000 between the Company and each of

                   BALANCED CARE CORPORATION AND SUBSIDIARIES the Holders. The Purchase Agreements and the form of the Debentures were filed as exhibits to the Company's Current Report on Form 8-K dated June 30, 2000.

     On April 4, 2001, the Company paid the Holders all of the outstanding obligations under the Debentures with part of the proceeds of the VXM Loan discussed in Note 9. Upon payment of the Debentures, the Holders' rights to convert the Debentures into approximately 17%-24% of the issued and outstanding Common Stock of the Company were automatically extinguished.

     The Holders and IPC Advisors S.a.r.l, a Luxembourg Company may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing transaction and certain open market purchases, IPC presently beneficially owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of Common Stock of the Company. Pursuant to Schedule 13D (Amendment No. 3) filed with the SEC and dated February 16, 2001, prior to retirement of the Debentures, on a combined basis, IPC and the Holders (directly or indirectly) were deemed to beneficially own 61.2% of the Common Stock of the Company.

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

     Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000 (the "Initial Notes"), and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's board of directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company received an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determined in its good faith judgment (after receiving the advice of counsel) that if the Company failed to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there was a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company was required to notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal would have been approved by the Board of Directors prior to January 31, 2000, the Company was required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

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

     On November 15, 2000, the Company received a complaint filed in the Court of Chancery of the State of Delaware. The complaint was filed by a stockholder of the Company and alleges, among other things, that the Letter Agreement and the Proposed Offer that IPC would be willing to consider, as described in the Letter Agreement, are unfair to the public stockholders of the Company because the transaction would purportedly deny the Company's stockholders the right to share proportionately in the true value of the Company's business and future prospects and, further, that the directors of the Company have breached their fiduciary duties to the stockholders of the Company. The complaint seeks alternative forms of relief including, (i) preliminary and permanently enjoining the Defendants from proceeding with, consummating or closing a proposed transaction with IPC, (ii) in the event that a proposed transaction is consummated, rescinding it and setting it aside, (iii) awarding rescissory and/or compensatory damages in an unspecified amount, and (iv) awarding the Plaintiff the costs of the action including attorneys' and experts' fees. The Plaintiff has also requested that the action be maintained as a class action and that the Plaintiff be certified as the class representative. The Company has evaluated the complaint and believes it is without merit and intends to defend it vigorously. On December 7, 2000, the Plaintiff's counsel granted Defendants an indefinite extension of time to move, answer or otherwise respond to the complaint. There has been no further action in connection with the pending complaint.

     See Note 6 for other loans made by the Holders to the Company.

7. LOSS ON FINANCIAL RESTRUCTURING

     The loss on financial restructuring includes losses incurred on the termination of leases described in Note 8 ($2,836,000), costs incurred in connection with financing efforts and rent restructuring, including costs incurred for employee terminations resulting from the restructuring ($3,075,000), and a reserve against notes receivable ($670,000).

8. RENT RESTRUCTURING

     Many of the facilities operated or managed by the Company are leased under long-term operating leases with real estate investment trusts, or REITs (the landlords), with annual lease obligations aggregating approximately $18,550,000 (excluding the divested NHP and Anderson, IN operations) at March 31, 2001. The lease documents with all of the REITs contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the applicable REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year-end basis),
(iii) require the Company and/or the tenants to maintain certain escrow funds,
(iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with the financial covenants set forth in clauses (i) and (ii) at March 31, 2001 under its leases with four of its landlords. Except as discussed below, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants for the quarter ended March 31, 2001. However, there

                   BALANCED CARE CORPORATION AND SUBSIDIARIES can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, VA. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility lease in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities.

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,500 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities (hereafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note and the Pocahontas/Blytheville Notes shall be collectively referred to as the "Notes").

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

     As of December 2000, the Company has elected to withhold rent payments from five of its six landlords. To date, the Company has negotiated, and continues to negotiate, with the affected landlords to obtain covenant modifications, purchase options, rent reductions, rent abatements, rent deferrals and/or facility transfers that reflect the current economics of the Company's facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the non-payment of rent constitutes monetary defaults under the Company's facility leases, and provide the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders. Although the Company has received notices of default from the affected landlords, to date only NHP has commenced legal action and this action has been settled and dismissed as discussed below. Notwithstanding the foregoing, there can be no assurance that the affected

                   BALANCED CARE CORPORATION AND SUBSIDIARIES landlords will not take action to enforce their rights and remedies against the Company for its defaulted obligations.

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

     In a similar transaction, Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson property, (ii) HCPI agreed to release the Company from its obligations under the lease, the guarantees and other lease documents, and (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Anderson facility. The annual lease obligation for this property was approximately $520,000. In addition, subject to certain conditions precedent, HCPI has agreed to transfer the Jackson, TN, facility to a third party operator on or before November 1, 2001. The annual lease obligation for the Jackson facility is approximately $470,000.

     The remaining landlords have demanded payment of the outstanding rent and one landlord has elected to apply $257,000 under certain letters of credit maintained in favor of the landlord by the Company towards the Company's rent obligations.

     Although the Company believes it will be able to negotiate definitive agreements with the five affected landlords, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive documents and all conditions to closing have been satisfied or waived. Further, unless and until closing occurs, there can be no assurance that the affected landlords will not take legal action to enforce their rights and remedies against the Company with respect to the defaulted obligations. To date, the Company recorded a loss on financial restructuring in the amount of $6,581,000 at March 31, 2001 (See Note 7 to the financial statements).

9. IMPAIRMENT OF LONG-LIVED ASSETS

     In conjunction with the financial restructuring (described in Note 7 and 8), the Company has evaluated the impact of the economic environment on the current value of its long-lived assets. As a result, the Company applied Statement of Financial Accounting Standards No. 121 in the third quarter of 2001. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used. The Company analyzed its estimated future cash flows on an individual facility basis to determine whether there is a potential asset impairment, and whether expected future cash flows used in measuring assets are impaired. As a result of the analysis performed, the Company recorded an impairment charge of $1,167,000.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

10. SUBSEQUENT EVENT

     On April 4, 2001, HR, RH and VXM made a loan to the Company in the amount of $27,853,524 (the "VXM Loan"), under the terms and conditions set forth in a loan agreement among the Company, HR, RH and VXM (the "VXM Loan Agreement"). The VXM Loan accrues interest at a fixed annual rate of 12% and has a maturity date of August 4, 2001. On April 4, 2001, the Company received its first advance under the VXM Loan in an amount to equal $26,003,524 and used the proceeds to satisfy the obligations under the Debentures, the Initial Notes and the Subsequent Notes. The remaining approximately $1 million balance from the first advance was used by the Company for working capital. The Company received the second advance under the VXM Loan in May 2001 in an amount equal to $750,000 and anticipates receiving the final advance in June 2001 in an amount equal to $1.1 million. The proceeds from these advances will be used for working capital. The lender's VXM obligations to fund the remaining advances is subject to the Company's compliance with the terms and conditions of the VXM Loan Agreement and the documents related thereto.

     The VXM Loan is secured by a pledge of the stock of certain of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 4, 2001 (the "Stock Pledge Agreement"). In addition the Company, the Subsidiaries, HR, RH, VXM and Heller entered into a Subordination Agreement dated as of April 4, 2001 (the "Subordination Agreement"). Under the Subordination Agreement, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the VXM Loan Agreement. The Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of March 31, 2001, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002 (collectively, the "Heller Obligations").

  Reverse Stock Split

     On May 3, 2001, the Company's Board of Directors unanimously approved, and recommended that the Company's stockholders approve at the Company's next annual meeting (the "Annual Meeting"), an amendment to Article Five of the Company's Certificate of Incorporation (the "Reverse Stock Split Amendment") to effect a reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding shares of Common Stock, whereby each twenty (20) shares of Common Stock (the "Existing Common Stock") outstanding as of the close of business on the Effective Date (as defined below) will automatically be reclassified and converted into one (1) share of Common Stock (the "New Common Stock"). The Reverse Stock Split will not change the number of authorized shares of Common Stock or the par value of the shares of Common Stock. No fractions of shares of New Common Stock will be issued in connection with the Reverse Stock Split. In lieu thereof, each stockholder of record otherwise entitled to a fraction of a share of New Common Stock will receive one whole share of New Common Stock. Share and per share information in the financial statements does not give effect to the reverse stock split.

     If approved by the stockholders at the Annual Meeting, the Reverse Stock Split will be accomplished by filing a Restated Certificate of Incorporation with the Delaware Secretary of State in accordance with Section 245 of the Delaware General Corporation Law (the "DGCL"). The Company plans to file the Restated Certificate as soon as practicable if the Reverse Stock Split Proposal is approved at the Annual Meeting or at any adjournment thereof. Under the DGCL, the Restated Certificate will become effective on the date of filing, unless the Company provides otherwise (the "Effective Date"). The Board of Directors reserves the right not to file the Restated Certificate until such time as the Board of Directors determines that it is in the best interests of the Company and its stockholders. The Board of Directors also reserves the right to abandon the Reverse Stock Split

                   BALANCED CARE CORPORATION AND SUBSIDIARIES before or after the Annual Meeting and prior to the close of business on the Effective Date if for any reason the Board of Directors deems it advisable to do so.

  Recapitalization Plan

     On May 8, 2001, the Company announced that its board of directors approved a recapitalization plan, including a rights offering to the Company's stockholders in an amount of approximately $55.0 million (the "Rights Offering"). Proceeds of the recapitalization are expected to be applied to (i) complete restructuring of the Company's lease obligations, (ii) repay short-term debt, (iii) provide working capital and (iv) pay transaction costs. In order to affect the Rights Offering, the Company's stockholders will be asked to approve the Reverse Stock Split at the Company's Annual Meeting (see "Recent Developments"). IPC, the Company's 53% stockholder, has agreed to vote in favor of the recapitalization plan and the Reverse Stock Split Amendment at the Company's Annual Meeting.

     Under the Rights Offering, the Company's existing stockholders will receive pro rata the right to purchase (i) secured convertible debentures (the "Debentures") having a maturity of five years and bearing interest at a rate of 12% per annum, payable in cash or in kind at the Company's option and/or (ii) a substantially equivalent security. The Debentures or the equivalent security will be secured by (i) subordinated security interests in certain of the Company's assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Debentures will be convertible into shares of Common Stock of the Company at a price of $6.00 per share (on a post-Reverse Stock Split basis). The Company will have the right to prepay the Debentures at any time, and will have the right to require conversion of the Debentures if the price per share of the Common Stock exceeds $9.00 (on a post-Reverse Stock Split basis) for each of 30 consecutive trading days on the American Stock Exchange.

     Common stockholders who participate in the Rights Offering and exercise their rights in full will preserve their proportionate equity ownership and voting power of the Company on a fully diluted basis. Stockholders who do not exercise their rights in full may experience a decrease in their proportionate equity ownership and voting power. The rights issuable in connection with the Rights Offering will be transferable. In addition, all participating stockholders will have the right, but not the obligation, to purchase their pro rata share of any portion of the Rights Offering not subscribed for the other Company stockholders. IPC has agreed to subscribe for rights in an amount sufficient to complete the recapitalization plan.

     In the interim, the Company has entered into a non-binding letter agreement with IPC, under which IPC has agreed to provide the Company with interim financing in an amount of up to approximately $54,000,000 (the "Bridge Loan"). IPC's commitment to fund the Bridge Loan is subject to the Company reaching satisfactory agreements with its landlords to complete the Company's lease restructuring plan. The Bridge Loan will have a four-month term and bear interest at a rate of 12% per annum. Interest will accrue and will be payable upon maturity. Subject to necessary approvals, the Bridge Loan will be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company will use the proceeds of the Bridge Loan, in part, to complete its lease restructuring. The Company continues to be in negotiations with certain of its landlords to obtain covenant waivers, purchase options, rent reductions, rent abatements and/or rent deferrals in consideration for certain payments to the landlords. The remainder of the Bridge Loan will be used to (i) retire existing short-term debt owed to IPC and (ii) provide working capital. As consideration for providing the Bridge Loan, the Company will pay a commitment fee in the amount of $1.08 million.

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

10% quantitative thresholds of SFAS No. 131. The Company discontinued development activities in the third quarter of its fiscal year ended June 30, 1999.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and severance agreements, loss on financial restructuring, loss on impairment of long-lived assets, other non-recurring operating charges, and gains and losses on disposition of assets, including purchase options), lease expense, interest (net), taxes, depreciation and amortization.

                                                            QUARTER ENDED MARCH 31, 2001
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $ 11,150     $2,335        $    51          $ 13,536
Facility Operating expenses..................     7,987      1,952             --             9,939
                                               --------     ------        -------          --------
Contribution Margin..........................     3,163        383             51             3,597
General and administrative expenses..........        --         --          2,526             2,526
Provision for losses under shortfall funding
  agreements.................................     1,655         --             --             1,655
                                               --------     ------        -------          --------
Income (loss) before non-recurring items,
  lease expense, interest (net), taxes,
  depreciation and amortization..............  $  1,508     $  383        $(2,475)         $   (584)
                                               ========     ======        =======          ========

                                                              QUARTER ENDED MARCH 2000
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $  8,631     $3,385        $    54          $ 12,070
Facility Operating expenses..................     5,625      2,866             --             8,491
                                               --------     ------        -------          --------
Contribution Margin..........................     3,006        519             54             3,579
General and administrative expenses..........        --         --          2,298             2,298
Provision for losses under shortfall funding
  agreements.................................       700         --             --               700
                                               --------     ------        -------          --------
Income (loss) before non-recurring items,
  lease expense, interest (net), taxes,
  depreciation and amortization..............  $  2,306     $  519        $(2,244)         $    581
                                               ========     ======        =======          ========

                                                          NINE MONTHS ENDED MARCH 31, 2001
                                               ------------------------------------------------------
                                               RESIDENT    PATIENT      GENERAL AND
                                               SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                               --------    --------    --------------    ------------
Revenues.....................................  $ 35,820     $7,053        $   153          $ 43,026
Facility Operating expenses..................    26,358      5,788             --            32,146
                                               --------     ------        -------          --------
Contribution Margin..........................     9,462      1,265            153            10,880
General and administrative expenses..........        --         --          7,809             7,809
Provision for losses under shortfall funding
  agreements.................................     5,519         --             --             5,519
                                               --------     ------        -------          --------
Income (loss) before non-recurring and
  extraordinary items, lease expense,
  interest (net), taxes, depreciation and
  amortization...............................  $  3,943     $1,265        $(7,656)         $ (2,448)
                                               ========     ======        =======          ========
Total Assets.................................  $102,080     $3,637        $ 3,971          $109,688
                                               ========     ======        =======          ========

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                         NINE MONTHS ENDED MARCH 31, 2000
                                              ------------------------------------------------------
                                              RESIDENT    PATIENT      GENERAL AND
                                              SERVICES    SERVICES    ADMINISTRATIVE    CONSOLIDATED
                                              --------    --------    --------------    ------------
Revenues....................................  $ 22,833    $25,586        $   592          $ 49,011
Facility Operating expenses.................    14,584     22,457             --            37,041
                                              --------    -------        -------          --------
Contribution Margin.........................     8,249      3,129            592            11,970
General and administrative expenses.........        --         --          7,466             7,466
Provision for losses under shortfall funding
  agreements................................     2,250         --             --             2,250
                                              --------    -------        -------          --------
Income (loss) before non-recurring and
  extraordinary items, lease expense,
  interest (net), taxes, depreciation and
  amortization..............................  $  5,999    $ 3,129        $(6,874)         $  2,254
                                              ========    =======        =======          ========
Total Assets................................  $102,295    $ 2,996        $13,049          $118,340
                                              ========    =======        =======          ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters ended March 31, 2001 and 2000 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

OVERVIEW

     The Company was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at March 31, 2001 and 2000 (excluding the Company's former Missouri facilities, the NHP facilities and the Anderson, IN facility):

                                                                         MARCH 31,
                                            -------------------------------------------------------------------
                                                          2001                               2000
                                            --------------------------------   --------------------------------
                                            OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                            -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living Facilities......   12        6       22       40      12        1       24       37
Acquired Assisted Living Facilities.......    5        9       --       14       5        8       --       13
Skilled Nursing Facilities................   --        3       --        3      --        3       --        3
                                             --       --       --       --      --       --       --       --
                                             17       18       22       57      17       12       24       53
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

     In a similar transaction, Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson, IN property, (ii) HCPI agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, and
(iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Anderson, IN property. The annual lease obligation for this property was approximately $450,000.

     As of March 31, 2001, the Company owned, leased or managed 54 assisted living communities (excluding the NHP and Anderson facilities) and three skilled nursing facilities and had one assisted living community under development. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, Florida, Maryland and Indiana. These operating facilities have a capacity for 3,758 assisted living residents, 169 skilled nursing patients and 86 independent living residents.

     In addition to the 40 Outlook Pointe(R) signature series assisted living facilities opened as of March 31, 2001 (excluding the NHP and Anderson facilities) the Company has a signed agreement to manage one additional assisted living facility currently in the final stages of construction. This facility under construction is expected to open in August 2001 and will conclude the development activity initiated four years ago.

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

RECENT DEVELOPMENTS

  Reverse Stock Split

     On May 3, 2001, the Company's Board of Directors unanimously approved, and recommended that the Company's stockholders approve at the Company's next annual meeting (the "Annual Meeting"), an amendment to Article FIFTH of the Company's Certificate of Incorporation (the "Reverse Stock Split Amendment") to effect a reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding shares of Common Stock, whereby each twenty (20) shares of Common Stock (the "Existing Common Stock") outstanding as of the close of business on the Effective Date (as defined below) will automatically be reclassified and converted into one (1) share of Common Stock (the "New Common Stock"). The Reverse Stock Split will not change the number of authorized shares of Common Stock or the par value of the shares of Common Stock. No fractions of shares of New Common Stock will be issued in connection with the Reverse Stock Split. In lieu thereof, each stockholder of record otherwise entitled to a fraction of a share of New Common Stock will receive one whole share of New Common Stock. Share and per share information in the financial statements does not give effect to the reverse stock split. The Company intends to hold its Annual Meeting as soon as practicable, and anticipates that it will be held in July 2001. IPC, the Company's 53% stockholder, has agreed to vote its share in favor of the Reverse Stock Split Amendment at the Annual Meeting.

     If approved by the stockholders at the Annual Meeting, the Reverse Stock Split will be accomplished by filing a Restated Certificate of Incorporation with the Delaware Secretary of State in accordance with Section 245 of the Delaware General Corporation Law (the "DGCL"). The Company plans to file the Restated Certificate as soon as practicable if the Reverse Stock Split Proposal is approved at the Annual Meeting or at any adjournment thereof. Under the DGCL, the Restated Certificate will become effective on the date of filing, unless the Company provides otherwise (the "Effective Date"). The Board of Directors reserves the right not to file the Restated Certificate until such time as the Board of Directors determines that it is in the best interests of the Company and its stockholders. The Board of Directors also reserves the right to abandon the Reverse Stock Split before or after the Annual Meeting and prior to the close of business on the Effective Date if for any reason the Board of Directors deems it advisable to do so.

RENT RESTRUCTURING

  Lease Obligations

     Many of the facilities operated or managed by the Company are leased under long-term operating leases with real estate investment trusts, or REITs, with annual lease obligations aggregating approximately $18,550,000 (excluding the NHP and Anderson, IN leases) at March 31, 2001. The lease documents with all of the REITs contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the applicable REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year-end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with the financial covenants set forth in clauses
(i) and (ii) at March 31, 2001 under its leases with four of its landlords. Except as discussed below, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants for the quarter ended March 31, 2001. However, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, VA. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe.

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,000 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities (hereinafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note and the Pocahontas/Blytheville Notes shall be collectively referred to as the "Notes").

     Under certain Working Capital Assurance Agreements executed by the Company in favor of Meditrust, the Company is obligated to advance such amounts as are necessary to ensure that the obligations under the Notes are paid in a timely fashion. Meditrust may seek payment from the Company for the outstanding principal balance of the Notes, together with default interest and late charges, at any time. To date, Meditrust has not commenced any legal action against the Company for its obligations under the Working Capital Assurance Agreements; however, there can be no assurance that Meditrust will not commence action to enforce its rights and remedies against the Company. No provision has been made for any loss in connection with this matter.

     As of December 2000, the Company has elected to withhold on rent payments from five of its six landlords. To date, the Company has negotiated and continues to negotiate, with the affected landlords to obtain covenant modifications, purchase options, rent reductions, rent abatements, rent deferrals and/or facility transfers that reflect the current economics of the Company's facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the non-payment of rent constitutes monetary defaults under the Company's facility leases, and provides the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders.

     The Company has received notices of default from the affected landlords. NHP accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP agreed to dismiss all legal actions against the Company (see "Termination of Master Leases and Strategic Charges"). The other landlords have demanded payment of the outstanding rent and one landlord has elected to apply $257,000 under certain letters of credit maintained in favor of the landlord by the Company towards the Company's rent obligations. To date, other than the NHP litigation that has been dismissed, no other legal action has been commenced against the Company in connection with the foregoing payment defaults; however, there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

     Although the Company is attempting to negotiate definitive agreements with the five affected landlords, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive documents and all conditions to closing have been satisfied or waived. The Company is actively negotiating with the affected landlords regarding restructuring the lease obligations. To date, the Company has recorded a loss on financial restructuring of $6,581,000 at March 31, 2001. Such loss resulted from the write-off of certain assets comprised primarily of lease acquisition costs, collateral deposits, and estimated costs of employee terminations resulting from the restructuring.

  Termination of Leases and Restructuring Charges

     As a result of the Company's failure to pay full rent to NHP under the Company's master leases for the month of December 2000, NHP commenced legal action against the Company to enforce its rights and remedies under the leases. On January 12, 2001, the Company and NHP reached agreement and entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master leases and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The Company anticipates that its interim management services will end with respect to the 10 operating properties on or before June 30, 2001 provided the new operators have obtained all necessary approvals to assume operations. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Lakemont Farms and York, PA; Heritage Lakes, OH; Hagerstown, MD; and Teay's Valley, WV. The aggregate annual lease obligation for the 11 properties was approximately $7,000,000.

     In a similar transaction Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's assisted living facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson property, (ii) HCPI agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the

Anderson property. The annual lease obligation for this property was approximately $520,000. In addition, subject to certain conditions precedent, HCPI has agreed to transfer the Jackson, TN, facility to a third party operator on or before November 1, 2001. The annual lease obligation for the Jackson facility is approximately $470,000.

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

     On April 4, 2001, the Company paid the Holders all of the outstanding obligations under the Debentures with part of the proceeds of the VXM Loan discussed below. Upon payment of the Debentures, the Holders' rights to convert the Debentures into approximately 17%-24% of the issued and outstanding Common Stock of the Company were automatically extinguished.

     The Holders and IPC Advisors S.a.r.l., a Luxembourg company ("IPC"), may be deemed to be an affiliated group within the meaning of Section 13 (d)(3) of the Exchange Act. In December 1999, IPC acquired 49.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing transaction and certain open market purchases, IPC presently beneficially owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of Common Stock of the Company. Pursuant to Schedule 13D (Amendment No. 3) filed with the SEC and dated February 16, 2001, prior to retirement of the Debentures, on a combined basis, IPC and the Holders (directly or indirectly) were deemed to beneficially own 61.2% of the Common Stock of the Company.

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

OTHER FINANCING

     Under the Letter of Agreement with the Company, HR, RH and VXM agreed to make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "$6.5M Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan were evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR, (2) a $2,166,667 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Initial Notes"). The Initial Notes had a maturity date of January 31, 2001. The Company did not make the payments required under the Initial Notes and therefore events of default occurred. In accordance with the provisions of the Initial Notes, all outstanding amounts become immediately due and payable. Notwithstanding the foregoing, HR, RH and VXM agreed in writing to extend the maturity of the Initial Notes until April 6, 2001. Interest accrued under the Initial Notes at an annual rate of 12%, and was due and payable monthly in arrears. On April 4, 2001, the Company paid all of the outstanding obligations under the Initial Notes with part of the proceeds from the VXM Loan discussed below.

     On February 9, 2001, VXM made a loan to the Company in the amount of $750,000, as evidenced by a promissory note made by the Company in favor of VXM (the "February Note"). On March 7, 2001, VXM made a loan to the Company in the amount of $850,000, as evidenced by a promissory note made by the Company in favor of VXM (the "March Note" and, together with the February Note, collectively, the "Subsequent Notes").

Interest accrued under the Subsequent Notes at a fixed annual rate of 12% and was due and payable on maturity. The Subsequent Notes each had a maturity date of April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Subsequent Notes with part of the proceeds from the VXM Loan discussed below.

     On April 4, 2001, HR, RH and VXM made a loan to the Company in the amount of $27,853,524 (the "VXM Loan"), under the terms and conditions set forth in a loan agreement among the Company, HR, RH and VXM (the "VXM Loan Agreement"). The VXM Loan accrues interest at a fixed annual rate of 12% and has a maturity date of August 4, 2001. On April 4, 2001, the Company received its first advance under the VXM Loan in an amount to equal $26,003,524 and used the proceeds to satisfy the obligations under the Debentures, the Initial Notes and the Subsequent Notes. The remaining approximately $1 million balance from the first advance was used by the Company for working capital. The Company received the second advance under the VXM Loan in May 2001 in an amount equal to $750,000 and anticipates receiving the final advance in June 2001 in an amount equal to $1.1 million. The proceeds from these advances will be used for working capital. The lender's obligations to fund the remaining advances is subject to the Company's compliance with the terms and conditions of the VXM Loan Agreement and the documents related thereto.

     The VXM Loan is secured by a pledge of the stock of certain of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 4, 2001 (the "Stock Pledge Agreement"). In addition the Company, the Subsidiaries, HR, RH, VXM and Heller entered into a Subordination Agreement dated as of April 4, 2001 (the "Subordination Agreement"). Under the Subordination Agreement, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the VXM Loan Agreement. The Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of March 31, 2001, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002 (collectively, the "Heller Obligations").

     On May 8, 2001, the Company announced that its board of directors approved a recapitalization plan, including a rights offering to the Company's stockholders in an amount of approximately $55.0 million (the "Rights Offering"). Proceeds of the recapitalization are expected to be applied to (i) complete restructuring of the Company's lease obligations, (ii) repay short-term debt, (iii) provide working capital and (iv) pay transaction costs. In order to affect the Rights Offering, the Company's stockholders will be asked to approve the Reverse Stock Split at the Company's Annual Meeting (see "Recent Developments"). IPC, the Company's 53% stockholder, has agreed to vote in favor of the recapitalization plan and the Reverse Stock Split Amendment at the Company's Annual Meeting.

     Under the Rights Offering, the Company's existing stockholders will receive pro rata the right to purchase (i) secured convertible debentures (the "Debentures") having a maturity of five years and bearing interest at a rate of 12% per annum, payable in cash or in kind at the Company's option and/or (ii) a substantially equivalent security. The Debentures or the equivalent security will be secured by (i) subordinated security interests in certain of the Company's assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Debentures will be convertible into shares of Common Stock of the Company at a price of $6.00 per share (on a post-Reverse Stock Split basis). The Company will have the right to prepay the Debentures at any time, and will have the right to require conversion of the Debentures if the price per share of the Common Stock exceeds $9.00 (on a post-Reverse Stock Split basis) for each of 30 consecutive trading days on the American Stock Exchange.

     Common stockholders who participate in the Rights Offering and exercise their rights in full will preserve their proportionate equity ownership and voting power of the Company on a fully diluted basis. Stockholders who do not exercise their rights in full may experience a decrease in their proportionate equity ownership and voting power. The rights issuable in connection with the Rights Offering will be transferable. In addition, all participating stockholders will have the right, but not the obligation, to purchase their pro rata share of any portion of the Rights Offering not subscribed for the other Company stockholders. IPC has agreed to subscribe for rights in an amount sufficient to complete the recapitalization plan.

     In the interim, the Company has entered into a non-binding letter agreement with IPC, under which IPC has agreed to provide the Company with interim financing in an amount of up to approximately $54,000,000 (the "Bridge Loan"). IPC's commitment to fund the Bridge Loan is subject to the Company reaching satisfactory agreements with its landlords to complete the Company's lease restructuring plan. The Bridge Loan will have a four-month term and bear interest at a rate of 12% per annum. Interest will accrue and will be payable upon maturity. Subject to necessary approvals, the Bridge Loan will be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company will use the proceeds of the Bridge Loan, in part, to complete its lease restructuring. The Company continues to be in negotiations with certain of its landlords to obtain covenant waivers, purchase options, rent reductions, rent abatements and/or rent deferrals in consideration for certain payments to the landlords. The remainder of the Bridge Loan will be used to (i) retire existing short-term debt owed to IPC and (ii) provide working capital. As consideration for providing the Bridge Loan, the Company will pay a commitment fee in the amount of $1.08 million.

     The Company intends to hold its Annual Meeting as soon as practicable and the stockholders will be asked to approve, among other things, (i) the recapitalization plan (including the Bridge Loan), (ii) the Reverse Stock Split and (iii) the Rights Offering. IPC, the Company's 53% stockholder, has agreed to vote in favor or each of the proposals at the Annual Meeting. However, although the Company believes it will reach agreement with the applicable landlords in connection with the lease restructuring plan and will be able to obtain the Bridge Loan from IPC on substantially the terms contained in the letter agreement, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and applicable conditions to closing have been satisfied or waived (the "Closing(s)"). Unless and until such Closing(s) occur, there can be no assurance that the Company's landlords or lenders will not take action against the Company with respect to the Company's defaulted obligations.

OPERATING AND CENSUS TRENDS

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated for the Company's 57 owned, leased or managed facilities at March 31, 2001 and the Company's 53 owned, leased and managed facilities at March 31, 2000 (excluding the Company's former Missouri facilities, the NHP facilities, the Anderson facility, and the two managed AL facilities not developed by the Company):

                                             MARCH 31, 2001}                      MARCH 31, 2000}
                                    ---------------------------------    ---------------------------------
                                       STABLE        STABLE     TOTAL       STABLE        STABLE     TOTAL
                                    FACILITIES(1)    BEDS(1)    BEDS     FACILITIES(1)    BEDS(1)    BEDS
                                    -------------    -------    -----    -------------    -------    -----
End of Period Capacity:
  Owned...........................       17           1,052     1,052         17           1,052     1,052
  Leased..........................       16           1,013     1,201         12             782       782
  Managed.........................       18           1,215     1,613         10             607     1,658
                                         --           -----     -----         --           -----     -----
Total.............................       51           3,280     3,866         39           2,441     3,492
                                         ==           =====     =====         ==           =====     =====
End of Period Occupancy:
  Owned...........................                       94%       94%                        92%       92%
  Leased..........................                       89%       85%                        93%       93%
  Managed.........................                       77%       68%                        75%       55%
                                                      -----     -----                      -----     -----
Total.............................                       86%       80%                        88%       75%
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

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding the divested Missouri operations and the NHP Facilities and Anderson:

                                    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                      2001           2000            2000           2000        2000
                                    ---------    ------------    -------------    --------    ---------
At quarter end:
  Facilities in Operation.........        57            57               55            55           53
  Resident Capacity...............     3,866         3,866            3,703         3,703        3,492
  Census..........................     3,094         3,023            2,910         2,786        2,613
For the three month period ended:
  Revenue.........................   $19,291       $18,956          $18,051       $16,458      $15,241
  EBITDAR.........................   $ 3,988       $ 4,590          $ 4,631       $ 3,539      $ 3,346

     The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the managed facilities are included in the data above but are not included in the Company's consolidated financial statements presented in this Quarterly Report. The decline in EBITDAR from the December 31, 2000 quarter to the March 31, 2001 quarter in the amount of $602,000 was primarily caused by an increase in utilities expense of $406,000 and an increase in insurance expense of $207,000.

     See also "Liquidity and Capital Resources -- Operations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                                MARCH 31,         MARCH 31,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
Statement of Operations Data:
Resident services...........................................   80.6%    70.3%    82.1%    45.7%
Patient services............................................   17.2     28.0     16.4     52.2
Development fees............................................    0.1      0.4      0.1      1.2
Management fees.............................................    1.4      0.6      0.7      0.5
Other Revenue...............................................    0.7      0.7      0.7      0.4
                                                              -----    -----    -----    -----
Total revenue...............................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                                MARCH 31,         MARCH 31,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
Operating expenses:
  Facility operating expenses...............................   73.4     70.3     74.7     75.6
  General and administrative expenses.......................   18.7     19.0     18.2     15.2
  Provision for losses on shortfall funding agreements......   12.2      5.8     12.8      4.6
  Lease expense.............................................   16.6     13.2     19.5     17.3
  Depreciation and amortization.............................   10.2     10.4      9.7      5.6
  Loss on impairment of long-lived assets...................    8.6       --      8.7       --
  Loss on financial restructuring...........................   16.2       --     15.3       --
                                                              -----    -----    -----    -----
Total operating expenses....................................  155.9%   118.7%   152.9%   118.3%
                                                              -----    -----    -----    -----
Loss from operations........................................  (55.9)   (18.7)   (52.9)   (18.3)
Other income (expense)......................................  (15.3)   (12.7)   (13.0)    (4.5)
                                                              -----    -----    -----    -----
Loss before income taxes and extraordinary item.............  (71.2)   (31.4)   (65.9)   (22.8)
Provision for income taxes..................................     --       --       --       --
                                                              -----    -----    -----    -----
Loss before extraordinary item..............................  (71.2)   (31.4)   (65.9)   (22.8)
Extraordinary loss on extinguishment of debt................     --       --       --      1.5
                                                              -----    -----    -----    -----
Net loss....................................................  (71.2)%  (31.4)%  (65.9)%  (24.3)%
                                                              =====    =====    =====    =====

  Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Total Revenue. Total revenue for the three months ended March 31, 2001 increased by $1,466,000 to $13,536,000 compared to $12,070,000 for the three months ended March 31, 2000. This increase was primarily a result of additional resident service revenues of $2,418,000, from SPE facilities acquired during fiscal years 2000 and 2001. This increase was partially offset by a decrease in patient service revenues of $1,041,000, which resulted primarily from the divestiture of the Company's former Missouri operations. Resident services comprised 81% and 70% of total revenues for three months ended March 31, 2001 and 2000, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living operations and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in the three months ended March 31, 2001 compared to the same period in the prior fiscal year due to the divestiture of the Missouri operations in January 2000.

     Operating Expenses. Total operating expenses increased by $6,765,000 to $21,108,000 for the three months ended March 31, 2001 from $14,343,000 for the three months ended March 31, 2000. This increase was the result of (i) increased expenses of $2,904,000 from SPE facilities acquired during fiscal years 2000 and 2001; (ii) increased expenses of $201,000 from the remaining skilled nursing facilities (SNF) operations; (iii) an increase in the provision for losses under shortfall fundings of $955,000; (iv) loss on financial restructuring of $2,193,000; (v) loss on impairment of long-lived assets of $1,167,000; and (vi) increased lease expense of $650,000. These increases were partially offset by the decrease in expenses of $1,503,000 resulting from the divestiture of the Missouri operations.

     Facility operating expenses for the three months ended March 31, 2001 increased by $1,448,000 to $9,939,000 from $8,491,000 for the three months ended March 31, 2000. This increase was a result primarily of: (i) an increase of $2,004,000 from SPE facilities acquired during fiscal years 2000 and 2001 and
(ii) a $200,000 increase from the remaining SNF operations. These increases were offset by a $1,162,000 decrease in expenses relating to the divestiture of the Missouri operations.

     General and administrative expenses increased by $228,000 to $2,526,000 for the three months ended March 31, 2001 from $2,298,000 for the three months ended March 31, 2000.

     The provision for losses under shortfall funding agreements increased by $955,000 to $1,655,000 for the three months ended March 31, 2001 from $700,000 for the three months ended March 31, 2000. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     Lease expense increased by $650,000 to $2,249,000 for the three months ended March 31, 2001 from $1,599,000 for the three months ended March 31, 2000. This increase was primarily a result of increased rents of $850,000 from SPEs acquired in fiscal year 2001. This increase was partially offset by decreased rents of $219,000 for the divested Missouri operations.

     Depreciation and amortization increased by $124,000 to $1,379,000 for the three months ended March 31, 2001 from $1,255,000 for the three months ended March 31, 2000. The increase resulted primarily from an increase of $135,000 relating to properties purchased in December 1999 and from SPE's acquired in fiscal years 2000 and 2001.

     The loss on financial restructuring includes a provision for losses under severance agreements of $800,000, loss on lease termination of $704,000 and costs incurred in connection with financing efforts and rent restructuring of $428,000. No loss on financial restructuring was incurred for the same period in the prior fiscal year (refer to Note 7 to the financial statements).

     The loss on impairment of long-lived assets equalled $1,167,000. No loss on impairment of long-lived assets was incurred in the prior period.

     Other Income (Expense). Interest and other income for the three months ended March 31, 2001 decreased by $53,000 to $55,000 from $108,000 for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 increased by $779,000 to $2,128,000 from $1,349,000 for the three months ended March 31, 2000. This was primarily due to the interest on the Line of Credit, the Heller Note, the convertible debentures and other interim working capital loans. Purchase option payments were $291,000 for the three months ended March 31, 2000. No payments were made for the three months ended March 31, 2001.

     Provision for Income Taxes. The provision for income taxes was $3,000 for the three months ended March 31, 2001. No provision for the three months ended March 31, 2000 was reported.

     Net Loss. The Company's net loss of $9,648,000 for the three months ended March 31, 2001 increased by $5,843,000 from a net loss of $3,805,000 for the three months ended March 31, 2000. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $955,000; (ii) increased lease expense of $650,000; (iii) increased interest expense of $779,000; (iv) loss on financial restructuring of $1,628,000; and (v) loss on impairment of long-lived assets of $1,167,000.

  Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31, 2000

     Total Revenue. Total revenue for the nine months ended March 31, 2001 decreased by $5,985,000 to $43,026,000 compared to $49,011,000 for the nine months ended March 31, 2000. This decrease was primarily the result of a decrease in patient service revenues of $18,517,000, which resulted from the divestiture of the Company's former Missouri operations. This decrease was partially offset by additional resident service revenues of $12,910,000, primarily from SPE facilities acquired during fiscal year 2000 and fiscal year 2001. Resident services comprised 82% and 46% of total revenues for nine months ended March 31, 2001 and 2000, respectively. The increase in this percentage of total revenues was due to the Company's implementation of its business plan, which focuses on assisted living operations and acquiring the operations of assisted living facilities from the SPEs, coupled with the decrease in patient service revenues in the nine months ended March 31, 2001 compared to the same period in the prior fiscal year due to the divestiture of the Missouri operations in January 2000.

     Operating Expenses. Total operating expenses increased by $7,771,000 to $65,798,000 for the nine months ended March 31, 2001 from $58,027,000 for the nine months ended March 31, 2000. The increase is primarily attributed to the loss on financial restructuring of $6,581,000 and loss on impairment of long-lived assets of $1,167,000.

     Facility operating expenses for the nine months ended March 31, 2001 decreased by $4,895,000 to $32,146,000 from $37,041,000 for the nine months ended March 31, 2000. The decrease was the result of a decrease of $17,600,000 resulting from the divestiture of the Missouri operations and was partially offset by (i) an increase of $11,488,000 from SPE facilities acquired during fiscal years 2000 and 2001 and (ii) a $608,000 increase from the remaining SNF operations.

     General and administrative expenses increased by $343,000 to $7,809,000 for the nine months ended March 31, 2001 from $7,466,000 for the nine months ended March 31, 2000.

     The provision for losses under shortfall funding agreements increased by $3,269,000 to $5,519,000 for the nine months ended March 31, 2001 from $2,250,000 for the nine months ended March 31, 2000. The increase is primarily the result of the depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     Lease expense decreased by $91,000 to $8,410,000 for the nine months ended March 31, 2001 from $8,501,000 for the nine months ended March 31, 2000. This decrease was primarily the net result of: (i) decreased rents of $3,220,000 for the divested Missouri operations and (ii) decreased rents of $1,193,000 as a result of the purchase of the real estate of five leased facilities in December 1999. These decreases were partially offset by increased rents of $4,336,000 from SPEs acquired in fiscal years 2000 and 2001.

     Depreciation and amortization increased by $1,397,000 to $4,166,000 for the nine months ended March 31, 2001 from $2,769,000 for the nine months ended March 31, 2000. The increase related primarily to the properties purchased in December 1999.

     The loss on financial restructuring includes losses incurred on the termination of leases, costs incurred in connection with financing efforts and rent restructuring, a provision for losses under severance agreements, and a reserve against certain notes receivable, as described in Note 7 to the financial statements. No loss on financial restructuring was incurred for the same period in the prior fiscal year.

     The loss on impairment of long-lived assets equalled $1,167,000. No loss on impairment of long-lived assets was incurred for the same period in the prior fiscal year.

     Other Income (Expense). Interest and other income for the nine months ended March 31, 2001 increased by $11,000 to $291,000 from $280,000 for the nine months ended March 31, 2000. Interest expense for the nine months ended March 31, 2001 increased by $3,706,000 to $5,878,000 from $2,172,000 for the nine months ended March 31, 2000. This was primarily due to the interest on the Line of Credit, the Heller Note, and the convertible debentures. Purchase option payments were $291,000 for the nine months ended March 31, 2001. No payments were made for the nine months ended March 31, 2001.

     Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2001 decreased by $2,000 to $3,000 from $5,000 for the nine months ended March 31, 2000.

     Net Loss. The Company's net loss of $28,362,000 for the nine months ended March 31, 2001 increased by $6,419,000 from a net loss of $11,943,000 for the nine months ended March 31, 2000. This increase resulted primarily from (i) an increase in the provision for losses under shortfall funding agreements of $3,269,000; (ii) increased depreciation expense of $1,397,000; (iii) increased interest expense of $3,706,000; and (iv) loss on financial restructuring of $6,581,000; and (v) loss on impairment of long-lived assets of $1,167,000.

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

  Change in Control of Registrant

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Change in Control."

  Other Financing Transactions

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing."

  Operations

     At March 31, 2001, the Company had opened 40 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 59 assisted and skilled nursing facilities (excluding the 10 NHP facilities and the Anderson facility.) The Company has adequate financing to complete construction on the one remaining facility currently under construction, which is expected to open in June 2001. This will conclude the Company's initial round of development activity initiated four years ago. In October 2000, the Company assumed the lease for a 70 bed assisted living facility in Merrillville, IN.

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

     For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 40 development projects for which the Company holds or held the foregoing type of option (excluding the 10 NHP facilities and the Anderson facility). In October 2000, the Company exercised its options to purchase six SPEs financed under this structure for a total purchase price of approximately $4.6 million that was financed with a promissory note held by the owner/lessor. On March 31, 2001, the Company exercised its option to purchase one SPE for a total purchase price of $234,000, which was partially financed with a promissory note held by the previous owner/lessee. As of March 31, 2001, the Company has exercised its option to purchase 18 SPEs financed under the SPE structure (excluding the 10 NHP Facilities and Anderson) for a total purchase price of approximately $21.9 million, of which $6.4 million was paid in cash and $15.5 million was financed by increasing the existing facility lease bases. The Company continues to manage 22 properties under the SPE structure. Management is negotiating purchase arrangements with SPE owners in conjunction with its rent restructuring.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. These lease obligations for the next twelve months aggregate approximately $18,550,000 (excluding the NHP and Anderson leases). The lease documents with all of the REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis),

(iii) require the Company and/or the tenants to maintain certain escrow funds,
(iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with financial covenants set forth in clauses (i) and (ii) at March 31, 2001 under its leases with four of its landlords. Except as discussed below, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants; however, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, VA. The Meditrust notices stated that Meditrust had elected to apply the cash collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the cash collateral from the remaining Outlook Pointe facility lease in the amount of $108,821 towards the prepayment of a promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054.

     On January 30, 2001, an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,500 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities (hereafter, the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note and the Pocahontas/Blytheville Notes shall be collectively referred to as the "Notes").

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

     The Company's operations do not generate sufficient cash flow to meet current rent obligations. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Therefore, as part of the Company's rent restructuring plan, cash flows remaining after meeting the foregoing expenses are used to make certain rent and interest payments. Management has negotiated the Rights Offering to meet the current and future capital needs of the Company. IPC, the Company's 53% stockholder, has agreed to vote its shares in favor of the Rights Offering at the Company's Annual Meeting. Although the Company anticipates that the Rights Offering will be completed in due course, there can be no assurance this will be the case until definitive documents have been prepared and the transactions contemplated thereunder have been completed. The inability of the Company to close on the Rights Offering would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company was unable to close on the Rights Offering and find an alternative financing source, the Company might ultimately need to seek protection under applicable insolvency laws; however, the Company is not pursuing this alternative at this time. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations, the Company's ability to generate sufficient cash from operations and closing on the Rights Offering.

  Operating Activities

     Cash used by operations increased by $246,000 to $16,190,000 for the nine months ended March 31, 2001 from cash used by operations of $15,944,000 for the nine months ended March 31, 2000. The increase in cash used was due to funding losses and increase in receivables.

  Investing and Financing Activities

     Cash used for investing activities decreased by $48,331,000 to $7,176,000 for the nine months ended March 31, 2001 from $55,507,000 for the nine months ended March 31, 2000. Cash provided by financing activities decreased by $47,239,000 to $19,617,000 for the nine months ended March 31, 2001 from $66,856,000 for the nine months ended March 31, 2000. Decreases in cash used for investing activities resulted from reduced purchases of property and equipment and a reduction in purchase option deposits. Decreases in financing activities resulted from the decreased funding from debt and capital sources.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any securities subject to market risk as of, or during, the nine months ended March 31, 2001.

ITEM 5:  OTHER EVENTS

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

                          PART II -- OTHER INFORMATION

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     On December 30, 1999, the Company and IPC (collectively, "Maker") made a promissory note in the amount of $7,811,054 (the "Meditrust Note") in favor of New Meditrust Corporation, as assigned to La Quinta TRS II, Inc. on March 28, 2001 ("Meditrust"). The Meditrust Note had a maturity date of April 3, 2001 (the "Maturity Date"). On April 4, 2001, the Company received written notice from Meditrust that stated Maker had failed to pay the Meditrust Note on the Maturity Date and demanded immediate payment. To date, the Meditrust Note has not been paid by Maker.

     The Company entered into an Indemnification, Defense, Hold Harmless and Reimbursement Agreement dated as of December 29, 1999 in favor of IPC (the "Indemnification Agreement"), under which the Company agreed to indemnify IPC for its obligations to Meditrust under the Meditrust Note. The Company's obligations under the Indemnification Agreement are secured by a pledge of the stock of certain of the Company's subsidiaries pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as the same has been amended from time to time. IPC's rights and interests under the IPC Stock Pledge Agreement are also subordinated to the rights of Heller pursuant to a Third Amended and Restated Subordination Agreement dated as of March 7, 2001. IPC has agreed to refrain from taking any action or from receiving any payment arising under or with respect to the Indemnification Agreement until the Heller Obligations are paid in full.

     See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
10.1       Master Termination and Release Agreement by and among
           Nationwide Health Properties, Inc. ("NHP"), MLD Delaware
           Trust ("MLD"), Balanced Care Corporation ("BCC"), BCC
           Development and Management Co., and the entities listed on
           Schedule 1 dated January 12, 2001(filed herewith)
10.2       License Agreement by and among NHP, MLD and BCC dated
           January 12, 2001 (filed herewith)
10.3       Form of Interim Management Agreement with NHP dated January
           12, 2001 (filed herewith)
10.4       Schedule to Form of Interim Management Agreement with NHP
           (filed herewith)
10.5       Form of Interim Management Agreement with NHP dated January
           12, 2001 (filed herewith)
10.6       Schedule to Form of Interim Management Agreement with NHP
           (filed herewith)
10.7       Master Operations Transfer Agreement by and among NHP, MLD, and the entities listed on Schedule 1 dated January 12, 2001
           (filed herewith)
10.8       Third Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited, IPC
           Advisors S.a.r.l. ("IPC") and HR Investments Limited ("HR"),
           RH Investments Limited ("RH")and VXM Investments Limited
           ("VXM") dated as of January 5, 2001 (filed herewith)
10.9       Fourth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
           IPC, HR, RH, and VXM dated as of February 9, 2001 (filed
           herewith)
10.10      Promissory Note made by BCC in favor of VXM dated as
           February 9, 2001 (filed herewith)
10.11      Second Amended and Restated Subordination Agreement by and
           among FRR Investments Limited, IPC, HR, RH, VXM, Heller
           Healthcare Finance, Inc., BCC, and the entities listed on
           Exhibit A and Exhibit D thereto dated as of February 9, 2001
           (filed herewith)
10.12      Fifth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
           IPC, HR, RH, and VXM dated as of March 7, 2001 (filed
           herewith)
10.13      Promissory Note made by BCC in favor of VXM dated as of
           March 7, 2001 (filed herewith)
10.14      Third Amended and Restated Subordination Agreement by and
           among FRR Investments Limited, IPC, HR, RH, VXM, Heller
           Healthcare Finance, Inc., BCC, and the entities listed on
           Exhibit A and Exhibit D thereto dated as of March 7, 2001
           (filed herewith)
10.15      Anderson Operations Transfer Agreement by and among Assisted
           Care Operators of Anderson, LLC ("ACO"), and Balanced Care
           at Anderson, Inc., and Trilogy Health Services, LLC dated as of March 31, 2001 (filed herewith)
10.16      Agreement for Termination of Lease Guaranties and Ancillary
           Documents by and among Health Care Property Investors, Inc.
           ("HCPI"), ACO, Assisted Care Operators, LLC, Oakhaven Senior
           Living, Inc., Oakhaven Assisted Living, Inc., BCC, and BCC
           Development and Management Co. dated as of March 31, 2001
           (filed herewith)
10.17      Agreement for Assumption of Guaranty Obligations by and
           among HCPI and BCC dated as of March 31, 2001 (filed
           herewith)
10.18      Employment Agreement by and between BCC and Brad E.
           Hollinger dated as of January 31, 2001 (filed herewith)

---------------
(B) Reports on Form 8-K

1. Current Report on Form 8-K date April 16, 2001 regarding engagement of Raymond James and Associates, Inc. and $27.8 million loan.

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

                                          BALANCED CARE CORPORATION

                                          By:        /s/ CLINT T. FEGAN
                                            ------------------------------------
                                                       Clint T. Fegan
                                                  Chief Financial Officer

Date: May 15, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
10.1       Master Termination and Release Agreement by and among
           Nationwide Health Properties, Inc. ("NHP"), MLD Delaware
           Trust ("MLD"), Balanced Care Corporation ("BCC"), BCC
           Development and Management Co., and the entities listed on
           Schedule 1 dated January 12, 2001(filed herewith)
10.2       License Agreement by and among NHP, MLD and BCC dated
           January 12, 2001 (filed herewith)
10.3       Form of Interim Management Agreement with NHP dated January
           12, 2001 (filed herewith)
10.4       Schedule to Form of Interim Management Agreement with NHP
           (filed herewith)
10.5       Form of Interim Management Agreement with NHP dated January
           12, 2001 (filed herewith)
10.6       Schedule to Form of Interim Management Agreement with NHP
           (filed herewith)
10.7       Master Operations Transfer Agreement by and among NHP, MLD, and the entities listed on Schedule 1 dated January 12, 2001
           (filed herewith)
10.8       Third Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited, IPC
           Advisors S.a.r.l. ("IPC") and HR Investments Limited ("HR"),
           RH Investments Limited ("RH")and VXM Investments Limited
           ("VXM") dated as of January 5, 2001 (filed herewith)
10.9       Fourth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
           IPC, HR, RH, and VXM dated as of February 9, 2001 (filed
           herewith)
10.10      Promissory Note made by BCC in favor of VXM dated as
           February 9, 2001 (filed herewith)
10.11      Second Amended and Restated Subordination Agreement by and
           among FRR Investments Limited, IPC, HR, RH, VXM, Heller
           Healthcare Finance, Inc., BCC, and the entities listed on
           Exhibit A and Exhibit D thereto dated as of February 9, 2001
           (filed herewith)
10.12      Fifth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
           IPC, HR, RH, and VXM dated as of March 7, 2001 (filed
           herewith)
10.13      Promissory Note made by BCC in favor of VXM dated as of
           March 7, 2001 (filed herewith)
10.14      Third Amended and Restated Subordination Agreement by and
           among FRR Investments Limited, IPC, HR, RH, VXM, Heller
           Healthcare Finance, Inc., BCC, and the entities listed on
           Exhibit A and Exhibit D thereto dated as of March 7, 2001
           (filed herewith)
10.15      Anderson Operations Transfer Agreement by and among Assisted
           Care Operators of Anderson, LLC ("ACO"), and Balanced Care
           at Anderson, Inc., and Trilogy Health Services, LLC dated as of March 31, 2001 (filed herewith)
10.16      Agreement for Termination of Lease Guaranties and Ancillary
           Documents by and among Health Care Property Investors, Inc.
           ("HCPI"), ACO, Assisted Care Operators, LLC, Oakhaven Senior
           Living, Inc., Oakhaven Assisted Living, Inc., BCC, and BCC
           Development and Management Co. dated as of March 31, 2001
           (filed herewith)
10.17      Agreement for Assumption of Guaranty Obligations by and
           among HCPI and BCC dated as of March 31, 2001 (filed
           herewith)
10.18      Employment Agreement by and between BCC and Brad E.
           Hollinger dated as of January 31, 2001 (filed herewith)