Form 10-K
period 2001-06-30
BALANCED CARE CORP
filed 2001-09-28
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 26, 2001 was approximately $1,821,098 based on the last reported sales price of $0.13 as reported by the American Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by executive officers, directors and the majority stockholder of the registrant are not included in the computation; however, shares of common stock reported to be beneficially owned by other holders of 5% or more of the common stock are included in the computation. The registrant has made no determination whether any of such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of common stock outstanding (including shares held by executive officers, directors and the majority stockholder) on September 26, 2001 was 34,172,847 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

     Balanced Care Corporation (the "Company") was incorporated in April 1995 to develop assisted living facilities, which meet the needs of upper middle, middle and moderate-income populations in non-urban, secondary markets. The Company considers upper middle, middle and moderate income populations to consist of those individuals whose income and assets enable them to afford senior living and care services at average daily rates of $85, $75 and $65, respectively. The Company utilizes assisted living facilities as the primary service platform to provide an array of health care and hospitality services, and has developed a care continuum (the "Balanced Care Continuum") consisting of preventive care and wellness, medical rehabilitation, dementia and Alzheimer's care and, in certain markets, extended care. The Company believes that non-urban, secondary markets have traditionally been underserved, highly fragmented and less prone to intense competition from larger providers. The Company believes that focusing on these market factors has enabled it to establish a leading position as a provider of a market-differentiated, consumer-preferred continuum of senior care services in such markets. To maintain its market position, the Company will continue to: (i) provide a range of high quality, individualized senior care services and programs; (ii) focus on non-urban, secondary markets; (iii) expand referral networks and strategic alliances; and (iv) strive to become the operator of choice in its selected markets.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at June 30, 2001 and 2000 (excluding the 11 Transferred Operations as further discussed below):

                                                                JUNE 30,
                                   -------------------------------------------------------------------
                                                 2001                               2000
                                   --------------------------------   --------------------------------
                                   OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                   -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.....................   12        6       22       40      12        1       26       39
Acquired Assisted Living
  Facilities.....................    5        9       --       14       5        8       --       13
Skilled Nursing Facilities.......   --        3       --        3      --        3       --        3
                                    --       --       --       --      --       --       --       --
                                    17       18       22       57      17       12       26       55
                                    ==       ==       ==       ==      ==       ==       ==       ==

     On January 12, 2001, the Company and Nationwide Health Properties, Inc. ("NHP") entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master lease and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property located in Akron, OH, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents,
(iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP,
(iv) NHP agreed to dismiss all legal action against the Company, and (v) the Company agreed to manage the 10 operating properties for an interim period. The Company's interim management services ended in July 2001 with respect to the 10 operating properties. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Bridgeville and York, PA; Hilliard, OH; Hagerstown, MD; and Teay's Valley, WV. These 10 facilities have a resident capacity of 772. The aggregate annual lease obligation for the 10 properties was approximately $7,000,000.

     In a similar transaction, Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson, IN property, (ii) HCPI agreed to release the Company from its obligations under the leases, the guarantees and other lease documents for the Anderson, IN property, and (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Anderson, IN property. The annual lease obligation for this property was approximately $520,000. In addition, subject to certain conditions precedent, HCPI has agreed to transfer the Jackson, TN facility to a third party operation on or before January 1, 2002. The annual lease obligation for the Jackson facility is approximately $470,000.

     Together the NHP and HCPI facilities are referred to as the "Transferred Operations."

     As of June 30, 2001, the Company had operations in Pennsylvania, Ohio, Arkansas, Virginia, Tennessee, North Carolina, West Virginia, and Indiana. These operating facilities have a capacity for 3,735 assisted living residents, and 169 skilled nursing patients, and 57 independent living residents.

     In addition to the 40 Outlook Pointe(R) signature series assisted living facilities which the Company opened and operated as of June 30, 2001, the Company opened its last developed signature series assisted living facility in August 2001, with an aggregate capacity of 102 residents. This concludes the Company's initial round of development activity that began in 1996.

     The Balanced Care continuum of care delivers consumer-focused health care and hospitality services that balance seniors' desire for independence with their evolving health care needs. The Company's philosophy includes the belief that providing health care services, coupled with wellness and preventative therapy will strengthen residents, improve their health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. Balanced Gold(R), the Company's wellness-oriented program, has been developed to proactively address resident care needs, including stabilizing and improving residents' cognitive, emotional and physical well-being.

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

     The Company believes that the assisted living industry continues to evolve as the preferred alternative to meet the growing demand for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility. As the elderly population increases (an expected 35% between the years 2000 and 2010), the number of elderly requiring ADL/IADL's will increase as well. According to the United States Bureau of the Census, approximately 50% of persons aged 85 years and older, approximately 31% of persons aged 80 to 84 and approximately 20% of persons aged 75-to 79 need assistance with ADLs.

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

     Demographics. The target market for the Company's services are persons 80 years and older, one of the fastest growing segments of the United States population. According to the United States Bureau of the Census, the portion of the United States population aged 85 and older increased by approximately 29%, from approximately 3.37 million in 1996 to approximately 4.33 million in the year 2000. Furthermore, the number of persons requiring memory care assistance is also expected to increase in the coming years. According to data published by the Alzheimer Association, Alzheimer's disease affects approximately 5 million individuals today.

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

     Care and Services. The Company offers a range of assisted living care and services, which are available 24 hours per day at each of its assisted living facilities. The core services package offered by the Company includes personal care, support and certain health care services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Additional services, which are offered at an extra charge, include extra transportation services, beauty and barber services, extra laundry services and non-routine care services. All or part of the Balanced Gold(R) program is included in the Company's core services package at each of its signature series assisted living facilities, depending on the facility's pricing structure. To the extent permitted by state regulatory requirements, the Company's facilities have been designed to accommodate special programs including those for residents with Alzheimer's and other forms of dementia. Currently, fourteen of the Company's Outlook Pointe(R) assisted living facilities and one skilled nursing facility have units that are specifically designed to provide care to such residents. Medical rehabilitation services are also available and are provided by independent certified physical, occupational and speech therapists and psychologists, with physician oversight.

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

     "Treasure(SM)" Memory Care. The Company has developed, with the assistance of its Health Care Advisory Board, an approach to Alzheimer's and other forms of dementia that includes specialized assessments and clinical approaches for early and accurate detection, placement and intervention. To meet the needs of residents with memory care needs and other related forms of dementia, the Company has developed its "Treasures(SM)" memory care program, to maintain familiarity, reduce confusion, and still provide a pleasant and appropriate living environment for these residents. The facilities have Alzheimer's team members who are specially trained to understand behavior, maximize function, promote safety and encourage resident independence. The Company currently operates a Treasures(SM) Memory Care program at 16 of its Outlook Pointe(R) assisted living facilities and at one dedicated unit in its skilled nursing facilities.

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

     Assisted Living Charges. Monthly assisted living resident charges are based, in part, on the type of living suite selected and are set at rates designed to be within the means of seniors in the secondary markets served by the Company. The pricing structure utilized by the Company is driven by local market characteristics and competition. A competitive analysis is done of each market and prices are established based on the results of the study. In most cases, base rates are established reflecting the size of the unit, the view, access to the dining room, etc. These base rates include three meals, basic housekeeping, basic laundry services, help with one ADL (activity of daily living) and access to the Balanced Gold(R) program and basic transportation services. In addition to its core services package, at certain facilities, including all newly developed Outlook Pointe(R) facilities, the Company offers additional levels of service to residents whose frailties or medical condition are more acute. Three levels of care are employed; all contingent upon the total number of points scored on the lifestyle assessment and re-assessed each quarter at a minimum. Level I is designed for residents at lower risk for conditional changes and require a monthly assessment and monitoring or intervention by a licensed nurse. Level II is designed for residents at high risk for conditional changes requiring daily or weekly licensed nursing assessments and licensed nursing monitoring and interventions, while Level III supports residents with demanding needs requiring extremely elevated care or alternative placement. These extra costs, which can vary from building to building, generally amount to $300/month for Level I, $600/month for Level II, and $900/month for Level III. Based on the results of an individual lifestyle assessment, a point value is assessed for each resident and additional care needs are determined. Each assessment plan of care is then unique to that individual.

     As of June 30, 2001, approximately 50% of the Company's assisted living residents received services at levels offering additional care. Substantially all of the Company's current revenues from the provision of assisted living services are attributable to private payors.

  MEDICAL REHABILITATION SERVICES

     The Company's philosophy for addressing seniors' living and care needs includes the belief that preventative therapy will strengthen residents, improve their overall health and forestall the deterioration that generally accompanies aging, thus extending their lives and lengths of stay in assisted living facilities. The Company has developed specialized medical rehabilitation programs to address the needs of seniors, including programs to specifically address balance and gait difficulties, incontinence, lymphodema, pain and osteoarthritis, complications from diabetes, as well as specific preventative therapy programs for seniors.

     For residents in certain of the Company's Outlook Pointe(R) signature series assisted living facilities, each rehabilitation program is followed up with specialized regimens offered as part of the Balanced Gold(R) activities program. Should a resident's condition warrant additional rehabilitation, contracted therapists are available.

     The Company contracts with third party rehabilitation agencies to provide physical and occupational therapy on an outpatient basis to residents at all of its assisted living facilities. Rehabilitation services are provided through contract services, outpatient rehabilitation facilities or home health agencies.

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

     For Fiscal 2001, approximately 66% of the Company's patient services revenues from skilled nursing facilities were attributable to federal and state government reimbursement programs, compared to 72% and 74% for Fiscal 2000 and 1999, respectively.

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

OPERATING FACILITIES

     The following table sets forth certain information as of June 30, 2001 with respect to the senior living and care facilities operated by the Company.

                                                             RESIDENT CAPACITY
                                                OWNED(O)/    BY CARE LEVEL(1)          DATE
                                                LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                               MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                               ----------   -----   ---   ---   ------   --------
Currently Operated:
PENNSYLVANIA
  Allison Park
     Outlook Pointe(R) at Allison Park........      L           77    --   --       --      3/96
  State College
     Outlook Pointe(R) at State College(5)....      O           49    --   --     5/97        --
  Altoona
     Outlook Pointe(R) at Altoona(2)(5).......      O           51    --   --    10/97      5/99(2)
  Harrisburg
     Outlook Pointe(R) at Harrisburg(2).......      L           57    --   --    12/97      3/99(2)
  Reading
     Outlook Pointe(R) at Reading(2)(5).......      O           60    --   --     1/98      5/99(2)
  Bloomsburg
     Outlook Pointe(R) Commons at
       Bloomsburg.............................      L           66    --   --       --      1/97
  Darlington
     Outlook Pointe(R) Commons at South
       Beaver.................................      O           83    --   --       --     10/97
  Kingston
     Outlook Pointe(R) Commons at Kingston....      L           76    --   --       --      1/97
     Balanced Care, Kingston..................      L           --    65   --       --      1/97
  Peckville
     Outlook Pointe(R) Commons at Mid
       Valley.................................      L           71    --   --       --      1/97
     Balanced Care, Mid Valley................      L           --    38   --       --      1/97
     Outlook Pointe(R) at Mid Valley(4)(5)....      O           43    --   --     8/98     12/99(4)

                                                             RESIDENT CAPACITY
                                                OWNED(O)/    BY CARE LEVEL(1)          DATE
                                                LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                               MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                               ----------   -----   ---   ---   ------   --------
  Old Forge
     Outlook Pointe(R) Commons at Old Forge...      L           49    --   --       --      1/97
  Wyoming
     Outlook Pointe(R) Commons at Wyoming.....      L           50    --   --       --      1/97
  Butler
     Outlook Pointe(R)@ at Butler.............      O           36    --   --       --     10/97
  Sarver
     Outlook Pointe(R) Commons at Sarver......      O           37    --    3       --     10/97
  Saxonburg
     Outlook Pointe(R) Commons at Saxonburg...      L          109    --   14       --     10/97
  Bloomsburg
     Balanced Care, Eyers Grove...............      L           --    66   --       --      1/98
  Millville
     Outlook Pointe(R) Commons at Eyers
       Grove..................................      O           50    --   --       --      1/98
  Scranton
     Outlook Pointe(R) Commons at
       Scranton(4)(5).........................      O           65    --   --    10/98     12/99(4)
  Berwick
     Outlook Pointe(R) Commons at
       Berwick(4)(5)..........................      O           72    --   --    10/98     12/99(4)
  Reedsville
     Outlook Pointe(R) Commons at
       Lewistown(4)(5)........................      O           72    --   --    11/98     12/99(4)
  Lewisburg
     Outlook Pointe(R) Commons at
       Lewisburg(3)...........................      M           72    --   --    11/98        --
  Mechanicsburg
     Outlook Pointe(R) at Creekview(3)........      M          108    --   --    11/98        --
  Dillsburg
     Outlook Pointe(R) at Dillsburg(3)........      M           81    --   --    12/98        --
  Beaver Falls
     Outlook Pointe(R) at Chippewa(3).........      M           77    --   --     2/99        --
  Shippensburg
     Outlook Pointe(R) at Shippensburg(3).....      M           77    --   --     7/99        --
  Lebanon
     Outlook Pointe(R) at Lebanon(6)..........      L           60    --   --     9/99     10/00(6)
  Loyalsock
     Outlook Pointe(R) Loyalsock(6)...........      L           61    --   --    10/99     10/00(6)
                                                             -----   ---   --
       SUBTOTAL...............................               1,709   169   17
ARKANSAS
  Sherwood
     Outlook Pointe(R) at Sherwood(2)(5)......      O           51    --    7     9/97      4/99(2)
  Mountain Home
     Outlook Pointe(R) at Mountain
       Home(2)(5).............................      O           45    --   12    10/97      4/99(2)
  Maumelle
     Outlook Pointe(R) at Maumelle(4)(5)......      O           54    --    8    10/97     12/99(4)
  Pocohontas
     Outlook Pointe(R) at Pocahontas(3).......      M           50    --    8    10/97        --

                                                             RESIDENT CAPACITY
                                                OWNED(O)/    BY CARE LEVEL(1)          DATE
                                                LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                               MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                               ----------   -----   ---   ---   ------   --------
  Blytheville
     Outlook Pointe(R) at Blytheville(3)......      M           52    --    5    11/97        --
                                                             -----   ---   --
       SUBTOTAL...............................                 252     0   40
VIRGINIA
  Harrisonburg
     Outlook Pointe(R) at Harrisonburg(3).....      M           57    --   --     5/98        --
  Roanoke
     Outlook Pointe(R) at Roanoke(3)..........      M           65    --   --     5/98        --
  Stafford
     Outlook Pointe(R) at Stafford............      L           41    --   --       --      6/98
  Danville
     Outlook Pointe(R) at Danville(3).........      M           68    --   --     7/98        --
  Chesterfield
     Outlook Pointe(R) at Chesterfield(3).....      M           80    --   --    10/00        --
                                                             -----   ---   --
       SUBTOTAL...............................                 311     0    0
OHIO
  Ravenna
     Outlook Pointe(R) at Ravenna(3)..........      M           62    --   --     2/98        --
  Mansfield
     Outlook Pointe(R) at Ontario(4)(5).......      O           65    --   --     8/98     12/99(4)
  Lima
     Outlook Pointe(R) at Lima(3).............      M           66    --   --     9/98        --
  Xenia
     Outlook Pointe(R) at Xenia(3)............      M          102    --   --     1/99        --
  Medina
     Outlook Pointe(R) at Medina(3)...........      M           87    --   --     2/99        --
  Centerville
     Outlook Pointe(R) at Washington
       Township(3)............................      M          102    --   --     4/00        --
  Sagamore
     Outlook Pointe(R) at Sagamore Hills(6)...      L          105    --   --     6/00     10/00(6)
                                                             -----   ---   --
       SUBTOTAL...............................                 589     0    0
NORTH CAROLINA
  Raleigh
     Outlook Pointe(R) at Northridge..........      O          116    --   --       --     12/97
  Greensboro
     Outlook Pointe(R) at Greensboro(3).......      M           70    --   --    10/98        --
                                                             -----   ---   --
       SUBTOTAL...............................                 186     0    0
WEST VIRGINIA
  Martinsburg
     Outlook Pointe(R) at Martinsburg(4)(5)...      O           63    --   --     1/99     12/99(4)
                                                             -----   ---   --
       SUBTOTAL...............................                  63     0    0
TENNESSEE
  Jackson
     Outlook Pointe(R) at Jackson(3)..........      M           68    --   --     1/99        --

                                                             RESIDENT CAPACITY
                                                OWNED(O)/    BY CARE LEVEL(1)          DATE
                                                LEASED(L)/   -----------------   -----------------
FACILITY LOCATION                               MANAGED(M)    ALF    SNF   ILF   OPENED   ACQUIRED
-----------------                               ----------   -----   ---   ---   ------   --------
  Kingsport
     Outlook Pointe(R) at Kingsport(3)........      M           66    --   --     9/99        --
  Hendersonville
     Outlook Pointe(R) at Hendersonville(3)...      M           62    --   --    10/99        --
  Oak Ridge
     Outlook Pointe(R) at Oak Ridge(6)........      L           57    --   --    10/99     10/00(6)
  Morristown
     Outlook Pointe(R) at Morristown(6).......      L           66    --   --    11/99     10/00(6)
  Knoxville
     Outlook Pointe(R) at Knoxville(3)........      M          117    --   --     6/00        --
                                                             -----   ---   --
       SUBTOTAL...............................                 436     0    0
INDIANA
  Evansville
     Outlook Pointe(R) at Evansville(3).......      M          106    --   --     4/00        --
  Merrillville
     Outlook Pointe(R) at Merrillville(7).....      L           83    --   --    10/00     10/00
                                                             -----   ---   --
       SubTotal...............................                 189    --   --
       TOTAL..................................               3,735   169   57
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

(6) During Fiscal 2001 the Company exercised its option to acquire the stock of the Operator/Lessee of the facilities. As a result, the Company acquired the leasehold interest in the named facility. See "Business Development".

(7) Acquired in the second quarter of Fiscal 2001.

DEVELOPMENT

     An integral element of the Company's growth to date was the design, development and opening of the Outlook Pointe(R) signature series assisted living facilities which are, or were initially, owned by independent Operators/Lessees and managed by the Company. The Company has opened, and continues to operate, 40 of its Outlook Pointe(R) signature series assisted living facilities as of June 30, 2001. In February 1999, due to changes in market conditions, the Company decided to discontinue development and focus on operations. Since discontinuing its active development activities with respect to new sites and projects, management has focused the Company's efforts on the operations of existing facilities and newly constructed facilities, which subsequently opened. Management took these steps in order to focus on building market share in existing markets, to channel its financial and human resources into meeting facility occupancy goals, and to build brand recognition throughout the Balanced Care system. The Company had one 102-bed assisted living facility under construction in Westerville, OH at June 30, 2001, which the Company opened in August 2001. This concluded the Company's initial round of development activity which began in 1996. The Company believes that the signature series assisted living facilities meet the needs of the upper middle, middle and moderate income populations in its markets and are designed to provide the broad range of services contemplated by its Balanced Care Continuum strategy over a range of pricing options.

     The Company's development projects have generally involved entering into development agreements with third party owners, which are typically Real Estate Investment Trusts or REITs (each, an "Owner"). An independent third party company, or special purpose entity ("SPE" or "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing off-balance sheet financing structure is referred to as the "Black-Box Structure". (Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion regarding recent changes to the financing structure.) The Company's development activities have been significantly affected by volatility in the capital markets and specific transaction terms, which affect the Company's ability to utilize non-binding financing commitments from REIT's and other lenders.

ACQUISITIONS AND STRATEGIC ALLIANCES

     Since its inception, the Company has acquired (excluding Divested or Transferred Operations) 13 assisted living facilities, 18 developed Outlook Pointe(R) signature series assisted living facilities from Operator/Lessees, and three skilled nursing facilities.

     For development projects that utilize the Black-Box Structure, the Company has the option to purchase the equity or assets of the Operator/Lessee pursuant to a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the Operator/Lessee. Without the Owner's prior consent, the Operator/Lessee may not sell its equity or assets to any third party other than the Company. During Fiscal 2001, the Company exercised its option to purchase the Operator/Lessees' equity interests on seven projects which were managed by the Company (one of which was subsequently transferred to another manager) bringing the total number of options exercised to 18 (excluding the Transferred Operations) at June 30, 2001. The Company plans to purchase the equity interests in the remaining 22 managed projects by December 2001 with proceeds from future capital transactions, discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OPERATIONS

  CENTRALIZED CORPORATE MANAGEMENT

     The Company's corporate and other administrative functions are centralized so that the facility-based management and staff can focus on resident care. The Company's corporate office, located in Mechanicsburg, Pennsylvania, is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance functions; (iii) developing and implementing employee training programs and materials; (iv) coordinating human resources; (v) coordinating food services and environmental functions; (vi) designing sales and marketing programs; and (vii) providing strategic direction.

     The Company manages the operations of each of its facilities through standardized management reporting and centralized control of capital expenditures and the purchase of larger and more frequently used supplies. Facility expenditures are monitored by regional operations teams headed by one of the Company's Regional Vice Presidents who are responsible for the performance of the facilities in their region. The operational activities of the Company's assisted living facilities are directed by the Company's Chief Executive Officer who, along with the Regional Vice Presidents, is responsible for the operation of these facilities.

  COMMUNITY-BASED MANAGEMENT

     An assisted living Community Director or skilled nursing Facility Administrator manages the operations at each assisted living or skilled nursing facility, and is responsible for the oversight of the quality of care, delivery of resident services, and management of all of the facility's personnel. In most cases, each facility also has department managers that direct nursing or care services, dining services, activities, transportation, environmental, housekeeping and marketing functions. In its assisted living communities, the Company has adopted the concept of a multi-task work environment whereby each employee's responsibilities span a number of traditional job descriptions. On-site care managers and residents' assistants provide most of the actual resident care in conjunction with a small support team consisting of a nurse, a housekeeper, a maintenance helper, an administrative coordinator and a small dining service team.

     The Company actively recruits personnel to maintain adequate staffing levels at its existing facilities. The Company has adopted comprehensive recruiting and screening programs for management for positions that utilize personnel profiling, corporate office interviews, and background checks. The Company offers system-wide training and orientation for its resident care employees, department managers, and executive staff at the facility level through Company-sponsored programs.

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

  MARKETING

     The Company's sales and marketing program has been developed by the corporate sales and marketing staff and is modified in accordance with the needs of each community. The Company's Marketing Plan focuses on creating awareness of its services among prospective residents, their families, medical and professional referral sources and other key decision makers. The Company's Sales Plan focuses on recruiting, hiring, and training sales personnel, and monitors their performance against census plans. Sales and marketing efforts are implemented on a regional and local level under the supervision of Regional Sales and Marketing Directors and facility Community Directors.

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

  MANAGEMENT INFORMATION SYSTEMS

     The Company's Information Systems department, under the direction of the Company's Sr. Vice President of Corporate Services, develops, implements and maintains management and financial systems which enable the Company to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. The Company uses flexible input methods and communications to allow for distributed data collection and analysis. Management believes that its current data systems are adequate for current operations and provide the flexibility to accommodate its operations without disruption or significant modification to existing systems.

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

     Skilled nursing facilities, like other health care providers, are periodically inspected by governmental agencies with authority over licensing and certification for participation in the Medicare and Medicaid programs. New survey and certification requirements under OBRA for participation in the Medicare and Medicaid programs became effective in 1995, significantly changing the process of surveying long-term care facilities. These requirements established a graduated system of penalties and remedies to match the severity of the deficiency. Facility deficiencies may result in the imposition of fines and penalties, a need to undertake corrective actions, a temporary moratorium on admissions pending correction of deficiencies, and could result in decertification from the Medicare and Medicaid programs or loss of licensure and closure of the facility. To date, these regulations have not had a material adverse effect on the Company's operations. On March 25, 1999, President Clinton signed the Nursing Home Resident Protections Amendments of 1999, which require nursing facilities that voluntarily withdraw from the Medicaid program to continue to accept Medicaid reimbursement and remain subject to Medicaid requirements with respect to residents who were eligible for Medicaid immediately preceding the voluntary withdrawal. In addition, the federal government, through the

Centers for Medicare & Medicaid Services ("CMS") has issued new instructions to state agencies that are responsible for surveys of nursing facilities. In March 1999, CMS sent a letter to state survey agencies regarding the need to timely and comprehensively investigate complaints in nursing facilities and take appropriate action where warranted. In July 1999, CMS substantially revised survey procedures in nursing facilities to include a presurvey analysis of the facility's compliance record based upon resident and facility data that facilities must report to the federal government on a continual basis. The Company believes it is in substantial compliance with applicable federal and state laws, rules and regulations governing nursing facilities, but it is unable to predict the extent to which these changes in procedure will have an impact on the Company's business.

     The Company's assisted living facilities are subject to regulation by various state and local agencies. Currently, federal health care laws do not have a significant impact on the care and services provided by the Company's assisted living facilities because the federal government is not responsible for licensing facilities and Medicaid provides only limited reimbursement for some services provided in some of the Company's assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility's operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. In addition, in several states, including Arkansas, certificate of need laws apply to assisted living facilities. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

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

     In addition to other federal and state employment laws, Pennsylvania recently enacted a law that requires the Company's skilled nursing facilities and assisted living facilities in Pennsylvania to obtain a report of criminal history record information for all prospective employees. The Company has established procedures to assure that its facilities in Pennsylvania are in compliance with this state law, and the Company believes that its facilities are in compliance with the law. Failure to comply with this law could subject the facility administrator and facility owner to civil and criminal penalties and could result in a loss of the facility's license.

     As a Medicare and Medicaid provider with respect to its skilled nursing facilities, the Company is subject to a variety of laws regulating relationships among health care facilities, providers and physicians. In addition, when the Company's assisted living facilities contract with health care providers whose services are reimbursed by Medicare or Medicaid, e.g., physicians, the Company is subject to these anti-remuneration laws. Among these laws is the federal "Stark Act" legislation which prohibits, with some exceptions, a physician from referring patients for certain designated health care services, including home health care and certain rehabilitation services, to entities in which the physician or a member of his or her family has a financial interest. In early 1998, proposed regulations relating to the Stark Act were issued. Phase I of the final regulations was published in January 2001, the majority of which will be effective in 2002. Although the Company believes that it is in compliance with these final regulations to the extent that they apply to the

Company, there can be no assurance that the administrative or judicial interpretation of these regulations will not in the future have a material adverse impact on the Company's business and operations. The Company is not able to predict at this time what the content of Phase II of the final regulations may be. Therefore, the Company also cannot predict the impact these final regulations may have on the Company's business and operations. The Company is also subject to federal anti-kickback laws, which prohibit the payment or receipt of any remuneration in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. Violation of these provisions could result in civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. There are currently a number of federal initiatives being undertaken to increase enforcement of the federal anti-kickback law and other antifraud and abuse provisions. In March 2000, the federal government, through the Office of Inspector General, released a model compliance plan for nursing facilities. The model plan identifies a number of risk areas where nursing facilities need to pay particular attention to their practices. The Company has established a corporate compliance code of conduct relating to, among other things, resident and patient care, and fraud and abuse/legal policy and procedures. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of antifraud provisions designed to further fight abuse and enhance program integrity. Certain states have also enacted anti-kickback laws patterned on the federal law. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including antifraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated there under will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company.

     The Company operates three skilled nursing facilities that derive a significant portion of its revenues from federal and state reimbursement programs. The three skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Budget Act. The Budget Act provides for the establishment of a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). In addition, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 further revised the Medicare reimbursement rules for skilled nursing homes. The PPS for skilled nursing facilities is being phased in over three cost reporting periods, commencing on or after July 1, 1998. During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate. Once the PPS is fully implemented, skilled nursing facilities will be paid a federal per diem rate for covered services, which include routine and ancillary services and most capital-related costs. In conjunction with PPS, consolidated billing for Medicare Part A Services is required for skilled nursing facilities. Under consolidated billing for Medicare Part A Services, facilities must bill Medicare for all of the services residents receive, including all therapy services. The Company's skilled nursing facilities began utilizing this new rate methodology on July 1, 1998. On November 29, 1999, the Balanced Budget Retirement Act ("BBRA") became law providing some relief from various provisions of the Budget Act. With respect to skilled nursing facilities, the BBRA provides a temporary increase in Medicare payment for some patients in certain high cost categories and made other adjustments to the consolidated billing and PPS provisions of the Budget Act. To maximize operating results under the new regulations the Company embarked upon a program to reduce costs and manage acuity levels. These steps included: (i) a renegotiation of therapy service contracts; (ii) a reduction of nursing costs through managing hours worked to patient acuity; (iii) evaluation of the need for high-cost programs; and (iv) consolidating and eliminating certain non-patient related services. The financial impact of these operational changes and the new Medicare reimbursement rates are reflected in the Fiscal Year 2001, 2000 and 1999 operating results and further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     State Medicaid programs currently apply to the Company's three skilled nursing facilities. In some of the states where the Company has assisted living facilities, Medicaid programs apply to the facilities through Medicaid waiver programs or other Medicaid rules. While these programs differ in certain aspects from state to state, they are all subject to requirements imposed by the federal government, which provides approxi-mately 50% of the funds available under these programs. Pennsylvania instituted a case mix reimbursement system in 1996, which reimburses skilled nursing facilities based upon a combination of resident acuity and cost data.

     For Fiscal 2001, the Company derived approximately 4% of its total revenues from Medicare and approximately 7% of its total revenues from Medicaid. For the years ended June 30, 2000 and 1999, the Company derived approximately 9% and 16% of its total revenues from Medicare, respectively, and approximately 26% and 29% of its total revenues from Medicaid, respectively.

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

     Until now, the health care industry has been required to maintain the confidentiality of individual health information under a patchwork of state laws, generally enforced through licensing standards. The United States Department of Health and Human Services ("DHHS") published new federal health information privacy standards, which became effective April 14, 2001, under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA also authorized DHHS to promulgate standards for electronic transactions and code sets, which became effective October 16, 2000, and standards for security of electronic information systems, which have not been finalized. The Company's skilled nursing facilities are subject to these new federal standards. The Company is assessing the degree to which its assisted living facilities are also covered by these regulations. Although the regulations are effective (with the exception of the security standards), the federal government has recognized that implementation of these standards will be a complex and time-consuming endeavor. Thus, the compliance date for the transaction and code set standards is October 16, 2002 and for the privacy standards, April 14, 2003. These regulations will require evaluation of and potential changes to the current electronic information systems of the Company's skilled nursing facilities, their methods for maintenance and transmission of health information (including oral or paper information), policies and procedures on confidentiality and sharing of health information, consent forms, authorization forms, and management and staff training programs. All of these steps may be necessary for the Company's assisted living facilities as well if it is determined that some or all of them are also subject to the HIPAA standards. HHS continues to issue interpretations of and guidance on the regulations. After the compliance date for the privacy regulations, penalties for non-compliance include civil money penalties up to $25,000, and, for knowing violations, up to $250,000 and incarceration. The Company is currently undertaking a review of its current practices to determine what needs to be done to ensure that the skilled nursing facilities and the assisted living facilities, if necessary, are in compliance with these standards. It is too early to tell what impact the regulations may have on the Company's business and operations.

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

LIABILITY AND INSURANCE

     Providing health care services involves an inherent risk of liability. Participants in the senior living and health care services industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and managed facilities with such coverages and deductibles which management believes are prudent, adequate and in keeping with industry practice. The Company also has umbrella excess liability protection policies in the amount of $5.0 million. In addition, the Company maintains policies for employee practices and officers and directors liability in the amounts of $1.0 million and $10.0 million respectively. There can be no assurance that a claim in excess of the Company's insurance will not be asserted. A claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse affect on the Company. The Company's insurance policies are reviewed annually.

     Based on poor loss experience arising from medical malpractice claims and claims arising under the patient bill of rights, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been the primary targets of these insurers, assisted living companies, including Balanced Care, have seen substantial premium increases. In certain states, including Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

EMPLOYEES

     As of June 30, 2001, the Company had approximately 2,100 employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and its operating expenses.

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

     History of Net Operating Losses. The Company had net income (loss) of ($909,000), ($4,492,000), $3,575,000, ($23,637,000), and ($21,589,000) for its
fiscal years ended June 30, 1996, 1997, 1998, 1999, and 2000 respectively, and had a net loss of ($46,085,000) for Fiscal Year 2001. As of June 30, 2001, the Company had an accumulated deficit of $93,147,000. The Company's newly developed assisted living facilities are expected to incur operating losses until they achieve break-even occupancy levels of approximately 70%-85%. The Company expects to achieve targeted stabilized occupancy levels of approximately 92% approximately 10 to 24 months after opening, depending on the size of the facility. In addition, the Company's acquired operations, even if profitable when acquired, may incur operating losses pending their integration into the Company's business. Several of the facilities that have been acquired by the Company have continued to experience operating losses. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Accordingly, there can be no assurance that the Company will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Need for Additional Capital. For the 22 communities managed at June 30, 2001, the Company estimates that it will be required to make future working capital shortfall contributions in connection with certain of these projects in Fiscal 2002. The Company also estimates that it will require approximately $2.0 million in cash if it exercises its options to purchase the stock or assets of Operators/Lessees for the 22 projects currently managed. The Company expects to exercise the options for these facilities during Fiscal 2002. The Company is seeking additional financing through public or private financing sources, including equity, debt or lease financing, or through the sale of certain assets. Financing transactions effected through the issuance of securities could result in substantial dilution to holders of Common Stock. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient financial resources could result in the Company delaying or eliminating its plans to exercise purchase options, thereby slowing the growth of its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Substantial Fixed Charges; Pledge of Assets. The Company leases most of its facilities under long-term operating leases. Lease and debt service obligations of the Company for Fiscal Year 2001 aggregated approximately $50,650,000 which included refinancing of certain debt. Leases generally provide for rent increases and require the Company to pay taxes, utilities and insurance obligations. All of the Company's managed facilities are financed by operating leases. The Company intends to continue to acquire the leasehold interests of facilities financed under the Black-Box Structure and thus expects that the amount of its lease-related and debt obligations will increase as the Company pursues this strategy. The Company is also pursuing a strategic refinancing of certain capital obligations which may re-align the mix of lease payments and debt service. Such leases and mortgages also typically contain rent coverage and other financial covenants. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required lease and debt service payments or that the financial performance of the Company or of particular subsidiaries or facilities will be adequate to meet applicable financial covenants. Any payment or other default could cause a lender to foreclose upon any collateral securing the indebtedness or, in the case of an operating lease, could terminate the lease, resulting in a loss of revenue and asset value to the Company. In certain cases, indebtedness secured by real estate of a facility is also secured by a pledge of the Company's operating interest in the facility and, in certain other cases, indebtedness and facility leases are secured by a pledge of stock of certain of the Company's subsidiaries. Since most of the Company's leases and financing agreements contain cross-default and cross-collateralization provisions, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's other obligations and properties. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     Change of Control. Under certain circumstances unless waived, the acquisition by one or more related persons of 50% or more of the Common Stock of the Company constitutes a default under certain leases pertaining to the facilities leased or managed by the Company and could result in the termination of such leases or the exercise of other remedies thereunder by the lessor. See "Certain Relationships and Related Transactions". Other financing arrangements of the Company contain similar change of control provisions which could result in the termination of such arrangements or the exercise of other remedies thereunder upon a change of control of the Company (as defined in such arrangements). During Fiscal Year 2000, the Company entered into two separate transactions which, when combined, constituted a change in control. The Company obtained waivers of default, as a result of the change in control, from the applicable lessors. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operation -- Recent Developments.")

     Assisted Living Facility Construction and Occupancy Risks. To date, the Company has developed, built and opened 40 (excluding the Transferred Operations) of its Outlook Pointe(R) signature series assisted living facilities. In August 2001, the Company opened the last of its signature series assisted living facilities with an aggregate capacity of 102 residents. This brings the total developed Outlook Pointe(R) facilities to 41, with a capacity of 2,722 residents and concludes the Company's initial round of development activity initiated in 1996. There can be no assurance that completed facilities will achieve targeted occupancy rates or otherwise be economically successful.

     Acquisition Risks; Difficulties of Integration. Pursuit of an acquisition strategy entails the risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. To date, the Company's growth rate has been increased by acquisitions. The Company does not currently have immediate plans to continue to expand its business through strategic acquisitions in the near future.

     Geographic Concentration of Business. Historically, a substantial portion of the Company's facilities were located in Missouri and Pennsylvania. Operating revenues attributable to the Company's business in these states accounted for approximately 92% and 83% of the Company's total operating revenues for the years ended June 30, 1999 and 2000, respectively. Currently the substantial portion of the Company's business is located in Pennsylvania, as a result of the divestiture of the Missouri operations. In fiscal year 2001 operating revenues attributable to the Company's business in Pennsylvania accounted for approximately 67% of total operating revenues. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues "special fraud alerts" which address specific areas of concern. In March 2000, the federal government, through the Office of Inspector General, released a model compliance plan for nursing facilities. The model plan identifies a number of risk areas that need to be addressed by such facilities. Federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Budget Act signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. The Company believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on the Company's operations or that the Company will not be subject to an investigation which would require a significant investment of time and manpower by the Company. Assisted living facilities may be eligible to participate as Medicaid providers and receive reimbursement through Medicaid waiver programs and managed care plans. The Company has elected to become a Medicaid provider in several states with respect to its assisted living facilities. Such entities are subject to all of the requirements applicable to Medicaid providers, including the anti-fraud and abuse legislation. Although the Company believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

     Health Care Reform. In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company's business, results of operations and financial condition. The Company's skilled nursing facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in Pennsylvania exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of long-term care facilities. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. For example, CMS released a study in July 2000 relating to staffing levels in nursing facilities. As a result, new requirements for minimum staffing levels in nursing facilities are being considered by the federal government. Failure to obtain and maintain Medicare and Medicaid certification at the Company's long-term care facilities could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. The Company cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the Common Stock in the future.

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

     Dependence on Key Personnel. The Company's operations to date have been significantly dependent on the contributions of Brad E. Hollinger, the Company's Chairman of the Board, President and Chief Executive Officer and one of its founders, and the loss of his services could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's success also depends to a significant extent upon a number of other key employees of the Company. The Company is party to employment agreements with Mr. Hollinger and several other key employees. The loss of the services of one or more other key employees also could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

     Labor Costs. The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. Finding, training and retaining good personnel is a major objective of the Company. Currently, none of the Company's employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur administrative costs higher than those of competitors with non-union employees. The Company's business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

     Potential Volatility of Stock Price. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many health care companies and which have often been unrelated to the operating performance of these companies. The trading price of the Common Stock has been subject to significant fluctuations in response to variations in periodic operating results, changes in management, future announcements concerning the Company, legislative or regulatory changes, general trends in the industry and other events or factors. See "Business -- Competition" and "Business -- Government Regulation."

ITEM 2--PROPERTIES

     The Company's corporate office is located in Mechanicsburg, Pennsylvania. In addition to its corporate office, as of June 30, 2001, the Company operated a total of 54 assisted living facilities and three skilled nursing facilities in Pennsylvania, Arkansas, Ohio, North Carolina, Virginia, West Virginia, Tennessee and Indiana. The buildings range in size from 27,000 square feet to 68,000 square feet and are adaptable to construction on sites ranging from two to five acres. The Company owns 17, leases 18 and manages 22 senior living and health care facilities in these states. A more detailed outline of information with regard to the various properties that the Company owns, manages, and leases can be found at "Operating Facilities" in Item 1 of Part I. In January 2001, the Company divested 10 operating properties (located in Bristol, Johnson City, Murfreesboro, Tennessee; Pensacola and Tallahassee, Florida; Bridgeville and York, Pennsylvania; Hilliard, Ohio; Hagerstown, Maryland; Teay's Valley, West Virginia) and one undeveloped property (located in Akron, Ohio). In April 2001, the Company also divested an operating property located in Anderson, Indiana.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the ordinary course of business. Except as discussed under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Rent Restructuring, Change in Control and Strategic Changes and Business Development, the Company is not involved in any legal proceedings that it believes, if adversely determined, could have a materially adverse effect on its business, financial condition or results of operations. In addition, lawsuits may be brought against the Company, including those involving environmental and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company's course of business and its liquidity within a particular period may be materially affected by unforeseen circumstances. Based on facts currently available, management believes that the disposition of theses matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5-- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCK-
         HOLDER'S MATTERS

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

                                                              HIGH      LOW
                                                              -----    -----
Fiscal year ended June 30, 2001:
  1st Quarter...............................................  $1.87    $ .94
  2nd Quarter...............................................   1.12      .09
  3rd Quarter...............................................    .52      .25
  4th Quarter...............................................    .43      .06

Fiscal year ended June 30, 2000:
  1st Quarter...............................................  $2.19    $1.13
  2nd Quarter...............................................   1.94      .88
  3rd Quarter...............................................   2.88     1.19
  4th Quarter...............................................   2.13     1.44

     On September 26, 2001, the last reported sales price for the Common Stock as reported on the American Stock Exchange was $0.13 per share. The number of holders of record of the Common Stock on September 26, 2001 was approximately 1,969.

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

PRIVATELY PLACED SECURITIES

     During Fiscal 2001, the Company did not issue any warrants to purchase shares of Common Stock, in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6--SELECTED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for each of the years in the five-year period ended June 30, 2001 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 and the independent auditors' report thereon, are included elsewhere herein.

                                                         YEARS ENDED JUNE 30,
                                        ------------------------------------------------------
                                          2001        2000        1999       1998       1997
                                        --------    --------    --------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................  $ 56,775    $ 60,749    $ 78,446    $88,888    $48,480
Operating Income (Loss)...............  $(35,548)   $(16,924)   $(24,023)   $ 2,480    $(3,787)
Income (Loss) before Extraordinary
  Item................................  $(46,085)   $(20,850)   $(23,637)   $ 3,575    $(4,492)
Net Income (Loss).....................  $(46,085)   $(21,589)   $(23,637)   $ 3,575    $(4,492)
Income (Loss) before Extraordinary
  Item Per Diluted Share..............  $  (1.35)   $   (.79)   $  (1.41)   $  0.28    $ (0.66)
Net Income (Loss) Per Diluted Share...  $  (1.35)   $   (.81)   $  (1.41)   $  0.28    $ (0.66)
Weighted Average Shares -- Diluted....    34,173      26,517      16,713     12,928      6,763
Cash and Cash Equivalents.............  $  2,471    $  5,722    $  8,160    $15,481    $ 7,908
Working Capital (Deficit).............  $(94,911)   $ (3,548)   $  7,442    $26,382    $13,300
Total Assets..........................  $ 97,158    $119,994    $ 71,055    $85,972    $33,017
Long-term Obligations.................  $  4,952    $ 66,668    $ 16,535    $ 8,847    $12,117
Redeemable Preferred Stock............  $     --    $     --    $     --    $    --    $13,249
Stockholders' Equity (Deficit)........  $ (9,662)   $ 36,306    $ 38,358    $61,859    $(1,444)

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the years ended June 30, 2001, 2000 and 1999 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors," section in Part I of this report.

OVERVIEW

     The Company was incorporated in April 1995 and is engaged in the operation and selective development and acquisition of assisted living facilities and other operations which facilitate implementation of the Company's strategy.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. During fiscal year 2001, the Company exercised its option to purchase seven assisted living entities which it managed, terminated leases with respect to 12 assisted living entities, assumed the operations for one assisted living entity, and opened one developed assisted living facility. The following table summarizes the Company's operating facilities at June 30, 2001 and 2000 (excluding the Transferred Operations):

                                                                JUNE 30,
                                   -------------------------------------------------------------------
                                                 2001                               2000
                                   --------------------------------   --------------------------------
                                   OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                   -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.....................   12        6       22       40      12        1       26       39
Acquired Assisted Living
  Facilities.....................    5        9       --       14       5        8       --       13
Skilled Nursing Facilities.......   --        3       --        3      --        3       --        3
                                    --       --       --       --      --       --       --       --
                                    17       18       22       57      17       12       26       55
                                    ==       ==       ==       ==      ==       ==       ==       ==

  TERMINATED LEASES

     On January 12, 2001, the Company and NHP entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master lease and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property located in Akron, OH, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company, and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The Company's interim management services with respect to the 10 operating properties ended in July 2001. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Bridgeville and York, PA; Hilliard, OH; Hagerstown, MD; and Teay's Valley, WV. These 10 facilities have a resident capacity of 772. The aggregate annual lease obligation for the 10 properties was approximately $7,000,000.

     In a similar transaction, HCPI, the landlord for the Company's facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson, IN property, (ii) HCPI agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, and (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Anderson, IN property. The annual lease obligation for this property was approximately $520,000. In addition, subject to certain conditions precedent, HCPI has agreed to transfer the Jackson, TN facility to a third party operation or before January 1, 2002. The annual lease obligation for the Jackson facility is approximately $470,000.

  CURRENT OPERATIONS

     As of June 30, 2001, the Company has operations in Pennsylvania, Arkansas, Ohio, Virginia, North Carolina, Tennessee, West Virginia, and Indiana. These operating facilities have a capacity for 3,735 assisted living residents and 169 skilled nursing patients, and 57 independent living residents.

     In addition to the 40 Outlook Pointe(R) signature series assisted living facilities which the Company opened and operated as of June 30, 2001, the Company opened its last developed signature series assisted living facility in August 2001, with an aggregate capacity of 102 residents. This concludes the Company's initial round of development activity initiated in 1996.

  REVENUE AND EXPENSES

     The Company generates revenue from two primary sources: resident services and patient services. Resident services include all revenues earned from services provided to assisted living facility residents except revenues for therapies and home health care services provided by the Company's licensed agencies which were, prior to the discontinuation of these services, included in patient services revenues. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub acute care, home health, and other programs provided to patients in skilled nursing facilities as well as rehabilitation and home health services provided to assisted living facility residents prior to discontinuation of these services. As a result of the divestiture of the Missouri operations, in Fiscal Year 2000, the acquisition of the operations of developed facilities (both discussed under "Strategic Changes and Business Developments" below), and the termination of development activity, the mix of the Company's revenues has changed in Fiscal Year 2001, and revenues from assisted living resident services represents an increased percentage of total revenues.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses, and other overhead costs; (iii) provisions for losses, which include losses relating to the curtailment of development activities which were previously capitalized, losses relating to working capital advances made under shortfall funding agreements, losses from severance agreements; losses on impairment of long-lived assets; and losses on financial restructuring, discussed below; (iv) lease expense which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (v) depreciation and amortization.

RENT RESTRUCTURING

  LEASE OBLIGATIONS AND TERMINATION OF LEASES

     Many of the facilities operated or managed by the Company are leased under long-term operating leases with real estate investment trusts, or REITs, with annual lease obligations aggregating approximately $19,975,000 (excluding the Transferred Operations) at June 30, 2001. The lease documents with all the REITs contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the applicable REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year-end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year-end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and
(vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with the financial covenants set forth in clauses (i) and (ii) at June 30, 2001 under its leases with four of its landlords. Except as discussed below, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants for the quarter ended June 30, 2001. However, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, VA. The Meditrust notices stated that Meditrust had elected to apply the collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from the Xenia/ Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the capital for the remaining Outlook Pointe facility in the amount of $108,821 towards the outstanding obligation of a promissory note made by the Company and IPC in favor of

Meditrust in the principal amount of $7,811,054 (see "Strategic Changes and Business Developments -- Property Acquisition").

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

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,000 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities.

     On July 31, 2001, four additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $1,167,000, $857,000, $824,000 and $1,984,000 (the "Chesterfield/Hendersonville/ Kingsport/Knoxville Notes") came due and payable. The proceeds from the Chesterfield/Hendersonville/ Kingsport/Knoxville Notes were used to provide working capital for the Chesterfield, Hendersonville, Kingsport and Knoxville facilities (herein after the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note, the Pocahontas/Blytheville Notes and the Chesterfield/Hendersonville/Kingsport/ Knoxville Notes shall be collectively referred to as the "Notes").

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

     In December 2000, the Company elected to withhold rent payments from five of its six landlords. Since that date, the Company has negotiated and continues to negotiate with the affected landlords to obtain covenant modifications, purchase options, rent reductions, rent abatements, rent deferrals and/or facility transfers that reflect the current economics of the Company's facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the non-payment of rent constitutes monetary defaults under the Company's facility leases, and provides the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders.

     The Company received notices of default from the affected landlords. NHP accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP agreed to dismiss all legal actions against the Company (see "Termination of Master Leases and Strategic Charges"). Ocwen Financial ("Ocwen") elected to apply $257,000 under certain letters of credit maintained in favor of Ocwen by the Company towards the Company's rent obligations. On or about May 31, 2001, Ocwen commenced legal action against the Company in an action styled Centerville ALF, Inc., et al. v. Balanced Care Corporation, in the United States District Court for the Southern District of Ohio in Civil Action No. C 3 01-233. In that action, Ocwen seeks a judicial determination that the Company must unconditionally fund its obligations to advance rent and other expenses under the Ocwen leases in accordance with the Company's Working Capital Assurance Agreements. In addition, Ocwen seeks damages in the amount of $531,000, plus interest and costs. The other three landlords have demanded payment of outstanding rent. To date no other legal action has been commenced against the

Company in connection with the foregoing payment defaults; however, there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

     To date, the Company has recorded a loss on financial restructuring of $6,573,000 at June 30, 2001. Such loss resulted from the write-off of certain assets comprised primarily of lease acquisition costs, collateral deposits, and estimated costs of employee terminations resulting from the restructuring.

     The loss on financial restructuring of $6,573,000 consists of the following:

     - Lease termination costs, including uncollectible advances to operator/lessees caused by the lease renegotiations of $3,339,000;

     - Severance costs related to corporate functions terminated of $850,000;

     - Transaction costs (legal, consulting and financial advisory fees) related to terminated asset purchases and dispositions and related financing transactions of $332,000;

     - Legal, consulting and accounting fees related to financial restructuring services of $632,000;

     - Loss on extinguishment of debt representing the write-off of deferred financing costs on debt which has been refinanced of $294,000; and

     - Loss on disposition of assets related to Missouri facilities of $1,126,000.

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

     Under the Letter Agreement, in consideration of HR, RH, and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000, and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription

Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's Board of Directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company received an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determined in its good faith judgment (after receiving the advice of counsel) that if the Company failed to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there was a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company was required to notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal was approved by the Board of Directors prior to January 31, 2000, the Company was required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

     The Special Committee received an opinion dated November 6, 2000 from Raymond James & Associates, Inc., its financial advisors, to the effect that, subject to certain assumptions, limitations and qualifications, cash consideration of $1.00 per share was fair to the stockholders of the Company from a financial point of view. In addition, the Special Committee of the Board of Directors of the Company confirmed that it had determined that the consideration of $1.00 per share in cash for each share of the Company's outstanding common stock not owned by IPC and its affiliates was advisable and fair to the stockholders of the Company and, subject to negotiation of definitive agreements relating to the Proposed Offer acceptable to the Special Committee, the Special Committee would recommend that the Board of Directors of the Company approve and adopt such definitive agreements and the Special Committee would then recommend that stockholders of the Company tender into and/or vote to approve and adopt such definitive agreements as applicable, and once recommended, the Special Committee would not modify, amend or withdraw such recommendations, unless the Special Committee determined, in its good faith judgment (after receiving the advice of counsel) that if the Special Committee failed to modify, amend, or withdraw such recommendations, there was a reasonable probability that the Special Committee would be in violation of its fiduciary duties under applicable law. In the Letter Agreement, the Company acknowledged that IPC would not be under any obligation to make such Proposed Offer.

     On December 5, 2000, IPC advised the Company and the Special Committee that IPC would not proceed with the Proposed Offer. Accordingly, the non-solicitation provisions of the Letter Agreement terminated.

     On November 15, 2000, Harry Brukner ("Brukner"), a holder of Common Stock of the Company, sued the Company and certain of its directors in an action styled Harry Brukner v. Balanced Care Corporation, et al., in the Court of Chancery of the State of Delaware, New Castle County at Civil Action No. 18490-NC. In that action, Brukner alleges, among other things, that the Letter Agreement and the Proposed Offer that IPC would be willing to consider, as described in the Letter Agreement, are unfair to the public stockholders of the Company because the transaction would purportedly deny the Company's stockholders the right to share proportionately in the true value of the Company's business and future prospects and, further, that the directors of the Company have breached their fiduciary duties to the stockholders of the Company. The complaint seeks alternative forms of relief including, (i) preliminary and permanently enjoining the Defendants from proceeding with, consummating or closing a proposed transaction with IPC advisors, (ii) in the event that a proposed transaction is consummated, rescinding it and setting it aside, (iii) awarding rescissory and/or compensatory damages in an unspecified amount, and
(iv) awarding the Plaintiff the costs of the action including attorneys' and experts' fees. Brukner has also requested that the action be maintained as a class action and that Brukner be certified as the class representative. The Company has evaluated the complaint and believes it is without merit and intends to defend it vigorously. On December 7, 2000, Brukner's counsel granted the Company an indefinite extension of time to move, answer or otherwise respond to the complaint. There has been no further action in connection with the pending complaint.

OTHER FINANCING

     Under the Letter of Agreement with the Company, HR, RH, and VXM agreed to make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the "6.5M Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan were evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR, (2) a $2,166,666 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Initial Notes"). The Initial Notes had a maturity date of January 31, 2001. The Company did not make the payments required under the Initial Notes and therefore events of default occurred. In accordance with the provisions of the Initial Notes, all outstanding amounts become immediately due and payable. Notwithstanding the foregoing, HR, RH and VXM agreed in writing to extend the maturity of the Initial Notes until April 6, 2001. Interest accrued under the Initial Notes at an annual rate of 12%, and was due and payable monthly in arrears. On April 4, 2001, the Company paid all of the outstanding obligations under the Initial Notes with part of the proceeds from the VXM Loan discussed below.

     On February 9, 2001, VXM made a loan to the Company in the amount of $750,000, as evidenced by a promissory note made by the Company in favor of VXM (the "February Note"). On March 7, 2001, VXM made a loan to the Company in the amount of $850,000, as evidenced by a promissory note made by the Company in favor of VXM (the "March Note" and, together with the February Note, collectively, the Subsequent Notes"). Interest accrued under the Subsequent Notes at a fixed annual rate of 12% and was due and payable on maturity. The Subsequent Notes each had a maturity date of April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Subsequent Notes with part of the proceeds from the VXM Loan discussed below.

     On April 4, 2001, HR, RH, and VXM made a loan to the Company in the amount of $27,853,524, which has been increased from time to time to the current principal amount of $31,403,524 (the "VXM Loan"). The VXM Loan was made under the terms and conditions set forth in a loan agreement dated as of April 4, 2001 among the Company, HR, RH and VXM (as the same has been amended from time to time, the "VXM Loan Agreement"). The VXM Loan accrues interest at a fixed annual rate of 12% and has a maturity date of October 16, 2001. The Company used $26,003,524 of the proceeds to satisfy the obligations under the Debentures, the Initial Notes and the Subsequent Notes. The balance was used by the Company for working capital.

     The VXM Loan is secured by a pledge of the stock of certain of the Company's subsidiaries (collectively, the "Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 4, 2001 (the Stock Pledge Agreement"). In addition, the Company, the Subsidiaries, HR, RH, VXM and Heller entered into a Subordination Agreement dated as of April 4, 2001 (the "Subordination Agreement"). Under the Subordination Agreement, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the VXM Loan Agreement. The Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of June 30, 2001, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,034,000 revolving line of credit, having a maturity date of July 29, 2002 (collectively, the "Heller Obligations").

     On September 28, 2001, Heller agreed to consolidate the Heller Obligations into one bridge loan in the amount of $50,737,000 (the "Amended Heller Loan"), which loan has a maturity date of December 31, 2002. The Amended Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Amended Heller Loan is secured by the same collateral that currently secures the Heller Obligations. The VXM Loan continues to be subordinated to the Amended Heller Loan.

     On May 8, 2001, the Company announced that its board of directors approved a recapitalization plan, including a rights offering to the Company's stockholders in an amount of approximately $55.0 million (the "Rights Offering"). Proceeds of the proposed recapitalization are expected to be applied to (i) complete restructuring of the Company's lease obligations, (ii) purchase leased assets (iii) repay short-term debt and sub-debt, (iv) complete certain SPE takeouts, (v) provide working capital and (vi) pay transaction costs. IPC, the Company's 53% stockholder, has agreed to vote in favor of the proposed recapitalization plan at a special meeting of the stockholders to be held on a date as soon as practicable (the "Special Meeting").

     Under the proposed Rights Offering, the Company's existing stockholders are expected to receive pro rata the right to purchase (i) secured convertible debentures (the "Debentures") having a maturity of five years and bearing interest at a rate of 12% per annum, payable in cash or in kind at the Company's option and/or (ii) a substantially equivalent security. The Debentures or the equivalent security are expected to be secured by (i) subordinated security interests in certain of the Company's assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Debentures are expected to be convertible into shares of Common Stock of the Company at a price equal to $0.30 per share. The Company is expected to have the right to prepay the Debentures at any time, and to require conversion of the Debentures based upon certain criteria.

     Common stockholders who participate in the proposed Rights Offering and exercise their rights in full will preserve their proportionate equity ownership and voting power of the Company on a fully diluted basis. Stockholders who do not exercise their rights in full may experience a decrease in their proportionate equity ownership and voting power. The rights issuable in connection with the Rights Offering are expected to be transferable. In addition, all participating stockholders are expected to have the right, but not the obligation, to purchase their pro rata share of any portion of the Rights Offering not subscribed for the other Company stockholders. IPC has agreed to subscribe for rights in an amount sufficient to complete the proposed recapitalization plan.

     In the interim, the Company has entered into a non-binding letter agreement with IPC, under which IPC has agreed to provide the Company with interim financing in an amount of up to approximately $54,000,000 (the "Bridge Loan"). IPC's commitment to fund the Bridge Loan is subject to the Company reaching satisfactory agreements with its landlords to complete the Company's lease restructuring plan. The Bridge Loan is expected to have a four-month term and bear interest at a rate of 12% per annum. Interest will accrue and will be payable upon maturity. Subject to necessary approvals, the Bridge Loan is expected to be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company is expected to use the proceeds of the Bridge Loan, in part, to complete its lease restructuring. The Company continues to be in negotiations with certain of its landlords to obtain covenant waivers, purchase options, rent reductions, rent abatements and/or rent deferrals in consideration for certain payments to the landlords. The remainder of the Bridge Loan is expected to be used to (i) retire existing short-term debt owed to IPC and (ii) provide working capital. As consideration for providing the Bridge Loan, the Company will pay a commitment fee in the amount of $1.08 million.

     The Company intends to hold the Special Meeting as soon as practicable, and the stockholders will be asked to approve, among other things, (i) the proposed recapitalization plan (including the Bridge Loan) and (ii) the proposed Rights Offering. IPC, the Company's 53% stockholder, has agreed to vote in favor of each of the proposals at the Special Meeting. However, although the Company believes it will reach agreement with the applicable landlords in connection with the lease restructuring plan and will be able to obtain the Bridge Loan from IPC on substantially the terms contained in the letter agreement, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and applicable conditions to closing have been satisfied or waived (the "Closing(s)"). Unless and until such Closing(s) occur, there can be no assurance that the Company's landlords or lenders will not take action against the Company with respect to the Company's defaulted obligations.

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

  PROPERTY ACQUISITION

     On December 30, 1999, the Company and 12 of its subsidiaries (collectively the "Subsidiaries"), IPC and New Meditrust Company LLC ("Meditrust"), entered into a Memorandum of Understanding (the "Memorandum of Understanding"), under which the Subsidiaries acquired the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities (the "Tranche One Properties"). The aggregate purchase price for the Tranche One Properties was $52,231,911 (the "Tranche One Purchase Price"). The Tranche One Purchase Price was paid as follows: (a) $44,420,857 in cash by the Company (the "Cash Portion") and (b) $7,811,054 pursuant to a Promissory Note dated as of December 30, 1999, as amended (the "Meditrust Note") made jointly by the Company and IPC in favor of Meditrust.

     The Cash Portion of the Tranche One Purchase Price was funded as follows:
(a) $5,420,857 in cash by the Company, (b) $32,000,000 in the form of a loan (as the same may be amended or increased from time to time, the "Heller Loan") with Heller Healthcare Finance, Inc. ("Heller"), and (c) a $7,000,000 discount note (the "FRR Note") with FRR Investments Limited ("FRR").

     In conjunction with the Tranche One purchase, the Company entered into a loan agreement (the "Heller Loan Agreement") with Heller and obtained the $32,000,000 Heller Loan. On April 27, 2000, the Company and Heller agreed to increase the Heller Loan by $5,000,000. The proceeds from the $5,000,000 increase provided the ongoing working capital required for operations of the Company. In September 2000, the Company and Heller again agreed to increase the Heller Loan by $5,000,000, which increased the loan amount to $42,000,000. This $5.0 million increment of the Heller Loan was repaid on November 6, 2000. The Heller Loan has a maturity date of December 31, 2001. Interest on the Heller Loan accrues at a floating rate per annum equal to the LIBOR plus 3.75%. Commencing on February 1, 2000, the Company paid interest monthly in arrears. Although the Heller Loan has a two-year term, the exit fee due upon pay off increases from 1% to 3% after September 30, 2000. The Company's obligations under the Heller Loan are cross-defaulted with its obligations under the Line of Credit. The Company and Heller consolidated and refinanced the Company's current debt on September 28, 2001. -- See "Other Financing" above.

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

     As additional security for the Company's obligations under the Indemnification Agreement and the FRR Note (which has been fully repaid), the Company and the Subsidiaries entered into a Stock Pledge Agreement dated as of April 18, 2000 (as the same has been amended from time to time, the "Stock Pledge Agreement") with IPC and FRR, under which the Company pledged the stock of each of the Subsidiaries to IPC and FRR.

     Notwithstanding the foregoing, the Company, the Subsidiaries, IPC, FRR and Heller entered into a Subordination Agreement in favor of Heller (as the same has been amended from time to time, the "Subordination Agreement"). Under the Subordination Agreement, IPC and FRR agreed to subordinate their respective rights under the Stock Pledge Agreement, the FRR Note and the Indemnification Agreement in favor of Heller and agreed to refrain from taking any action against the collateral pledged under the Stock Pledge Agreement until the obligations under the Heller Loan Agreement, as amended, are paid in full; provided, however, the Subordination Agreement permits IPC, FRR and the Company, so long as no event of default exists under the Heller Loan Agreement, as amended, to pay and to collect such sums that are owed under the FRR Note and the Indemnification Agreement in accordance with the respective terms thereof.

     The Company, IPC and Meditrust also entered into an Option Agreement dated as of December 30, 1999, as amended (the "Option Agreement"), pursuant to which the Company and IPC have the right, but not the obligation (the "Option"), to designate various nominees to acquire the real property, improvements, furniture, fixtures and equipment of an additional twelve Outlook Pointe(R) assisted living facilities located in Pennsylvania (3), Arkansas (2), Ohio (2), Virginia (2), and Tennessee (3) (collectively, the "Tranche Two Properties"). The Option was jointly exerciseable by the Company and IPC. The Company and IPC are continuing to negotiate with Meditrust to acquire the properties as part of the lease restructuring

     The Meditrust Note has a maturity date of April 3, 2001 (the "Maturity Date"). To date, the Meditrust Note has not been paid. On March 28, 2001, Meditrust assigned the Meditrust Note to La Quinta TRS II ("La Quinta"). On April 4, 2001, La Quinta sent a letter to the Company and IPC, stating that the Company and IPC failed to pay the entire outstanding principal amount and all accrued interest under the Meditrust Note on the Maturity Date, and demanded payment thereof. On June 20, 2001, La Quinta sued the Company and IPC in an action styled La Quinta TRS II, Inc., v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C. In that action, La Quinta asserted that the Company's and IPC's failure to pay the entire principal amount and all outstanding interest under the Meditrust Note on the Maturity Date was an event of default under the Meditrust Note, and that La Quinta is entitled to damages equal to the principal amount of the Meditrust Note of $7,811,054, together with late fees of $250 per month beginning in April 2001 and 18% interest per annum on the late charges and all costs and attorneys' fees incurred in collecting on the Meditrust Note, plus 18% interest per annum. The Company is currently defending this matter and is simultaneously negotiating with Meditrust regarding the Meditrust Note as part of the lease restructuring.

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

OPERATING AND CENSUS TRENDS

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated (excluding the divested and Transferred Operations*):

                                                JUNE 30, 2001                     JUNE 30, 2000
                                       -------------------------------   -------------------------------
                                          STABLE       STABLE               STABLE       STABLE
                                       FACILITIES(1)   BEDS(1)   TOTAL   FACILITIES(1)   BEDS(1)   TOTAL
                                       -------------   -------   -----   -------------   -------   -----
End of Period Capacity:
Owned................................       17          1,052    1,052        17          1,052    1,052
Leased...............................       16          1,013    1,201        12            782      782
Managed..............................       18          1,215    1,613        14            845    1,869
                                            --          -----    -----        --          -----    -----
Total................................       51          3,280    3,866        43          2,679    3,703
                                            ==          =====    =====        ==          =====    =====
End of Period Occupancy:
Owned................................                      90%      90%                      92%      92%
Leased...............................                      90%      86%                      92%      92%
Managed..............................                      82%      73%                      82%      59%
                                                        -----    -----                    -----    -----
Total................................                      87%      82%                      89%      75%
                                                        =====    =====                    =====    =====

---------------
(2) Includes communities or expansions thereof that have (i) achieved 90% occupancy; (ii) have been opened at least 15 months for 75 bed or less communities; 18 months for 75 to 100 bed communities; and 24 months for 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

 * Together the NHP and HCPI facilities are referred to as the "Transferred Operations."

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities (excluding the Divested and Transferred Operations):

                                    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                      2000          2000             2000          2001         2001
                                    --------    -------------    ------------    ---------    --------
                                                          (DOLLARS IN THOUSANDS)
AT QUARTER END:
Facilities in Operation...........       55             55              57             57          57
Resident Capacity.................    3,703          3,703           3,866          3,866       3,961
Census............................    2,786          2,910           3,023          3,094       3,158
FOR THE THREE MONTH PERIOD ENDED:
Revenue...........................  $16,458        $18,051         $18,956        $19,291     $19,995
EBITDAR...........................  $ 3,539        $ 4,631         $ 4,590        $ 3,988     $ 4,944

     Operating highlights for the year ended June 30, 2001 compared to June 30, 2000 include: (i) a net census increase of 372, a 13% improvement; (ii) "same store" portfolio census increased by 4%; (iii) quarterly revenues increased by 21% in owned, leased, and managed facilities for the comparative quarter ended June 30, 2000 to the quarter ended June 30, 2001; and (iv) quarterly EBITDAR increased by 40% in owned, leased, and managed facilities from the quarter ended June 30, 2000 to the quarter ended June 30, 2001.

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

     Although the Company experienced overall improvement in operating performance for its existing portfolio of owned, leased and managed facilities as of June 30, 2001, there was not a significant increase in the consolidated GAAP results. This is attributable to the consolidation of the operating results for the 10 special purpose entities ("SPEs") which the Company acquired May 31, 2000. These are the NHP facilities subject to lease terminations discussed in this section under the heading entitled "Termination of Leases and Restructuring Charges." Seven of these 10 SPE operations were in various stages of the lease-up phase and incurred losses through December 31, 2001, when the operations were released to NHP. The Company also incurred additional GAAP losses due to increased shortfall funding. This was the result of the depletion of SPE working capital reserve funds.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                              2001     2000     1999
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Total revenue...............................................  100.0%   100.0%   100.0%
Operating expenses:
  Facility operating expenses...............................   74.0     75.4     73.3
  General and administrative expenses.......................   18.3     16.4     16.3
  Provision for losses on termination of development
     activities and related severance costs.................     --      2.7     18.6
  Provision for losses under shortfall funding agreements...   12.6      9.5      6.0
  Lease expense.............................................   18.4     17.0     13.7
  Depreciation and amortization.............................   10.3      6.8      2.7
  Loss on impairment of long-lived assets...................   17.4       --       --
  Loss on financial restructuring...........................   11.6       --       --
                                                              -----    -----    -----
Loss from operations........................................  (62.6)   (27.8)   (30.6)
Other income (expense):
  Interest and other income.................................    0.6      0.7      1.0
  Interest expense..........................................  (16.1)    (6.2)    (0.8)
  Purchase option expense...................................   (3.1)    (1.0)      --
  Gain (loss) on sale of assets.............................     --       --     (0.4)
                                                              -----    -----    -----
Loss before income taxes and extraordinary charge...........  (81.2)   (34.3)   (30.8)
Provision for income taxes..................................     --      0.1     (0.7)
                                                              -----    -----    -----
  Loss before extraordinary charge..........................  (81.2)   (34.4)   (30.1)
Extraordinary charge for early retirement of debt...........     --     (1.2)      --
                                                              -----    -----    -----
  Net loss..................................................  (81.2)   (35.6)   (30.1)
                                                              =====    =====    =====

  YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

     Total Revenue. Total revenue for Fiscal 2001 decreased by $3,974,000 to $56,775,000 compared to $60,749,000 for Fiscal 2000. This decrease was primarily the result of a decrease in patient service revenues of $18,341,000, which resulted from the divestiture of the Company's Missouri operations. This decrease was substantially offset by additional resident service revenues of $14,708,000, primarily from SPE opera-tor/lessees acquired during fiscal year 2000 and fiscal year 2001. Resident services comprised 82% and 52% of total revenues for Fiscal 2001 and 2000, respectively. The increase in this percentage of total revenues was due to the Company's continued focus on assisted living operations and acquiring the SPE operator/lessees, coupled with the decrease in patient service revenues in Fiscal 2001 due to the divestiture of the Missouri operations in January 2000.

     Operating Expenses. Total operating expenses increased by $14,650,000 to $92,323,000 for Fiscal 2001 from $77,673,000 for Fiscal 2000. The increase is primarily attributed to the loss on financial restructuring of $6,573,000, loss on impairment of long-lived assets of $9,865,000, and the increase of $1,402,000 in the provision for losses under short fall funding agreements. These increased expenses were partially offset by the decrease of $3,787,000 in facility-related operating expenses as a result of the net effect of the divestiture of Missouri operations in Fiscal 2000 and the acquisition of SPEs in Fiscal 2000 and 2001.

     Facility operating expenses for Fiscal 2001 decreased by $3,787,000 to $42,045,000 from $45,832,000 for Fiscal 2000. The decrease was the result of a decrease of $17,600,000 resulting from the divestiture of the Missouri operations and was partially offset by (i) an increase of $12,837,000 from SPE operator/lessees acquired during fiscal years 2000 and 2001 and (ii) a $914,000 increase from the remaining SNF operations.

     General and administrative expenses increased by $408,000 to $10,372,000 for Fiscal 2001 from $9,964,000 for Fiscal 2000, an increase of 4.1%.

     The provision for losses under shortfall funding agreements increased by $1,402,000 to $7,152,000 for Fiscal 2001 from $5,750,000 for Fiscal 2000. The increase is primarily the result of the continued depletion of SPE working capital for managed operations. The Company reports its losses under these shortfall funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources-Operations."

     The provision for losses on termination of development activities and related severance costs equaled $1,650,000 for Fiscal 2000. No provision for losses on termination of development activities and related severance costs was incurred for Fiscal 2001.

     Lease expense increased by $111,000 to $10,435,000 for Fiscal 2001 from $10,324,000 for Fiscal 2000. This increase was primarily the net result of: (i) increased rents of $4,666,000 from SPEs acquired in fiscal years 2000 and 2001;
(ii) decreased rents of $3,220,000 for the divested Missouri operations and
(iii) decreased rents of $1,193,000 as a result of the purchase of the real estate of five leased facilities in December 1999.

     Depreciation and amortization increased by $1,728,000 to $5,881,000 for Fiscal 2001 from $4,153,000 for Fiscal 2000. The increase related primarily to the properties purchased in December 1999.

     The loss on financial restructuring includes losses incurred on the lease termination costs of $3,339,000; severance costs of $850,000; transaction costs related to terminated asset purchases and dispositions and related financing transactions of $332,000; professional fees related to financial restructuring services of $632,000; loss on extinguishment of refinanced debt of $294,000; and loss on disposition of assets of $1,126,000. No loss on financial restructuring was incurred for the same period in the prior fiscal year.

     The loss on impairment of long-lived assets equaled $9,865,000. No loss on impairment of long-lived assets was incurred for the same period in the prior fiscal year.

     Other Income (Expense). Interest and other income for Fiscal 2001 decreased by $71,000 to $341,000 from $412,000 for Fiscal 2000. Interest expense for Fiscal 2001 increased by $5,370,000 to $9,111,000 from $3,741,000 for Fiscal 2000. This was primarily due to the interest on the Line of Credit, the Heller Note, the convertible debentures and the various notes with IPC affiliates. Purchase option expense increased by $1,158,000 to $1,750,000 from $592,000 for Fiscal 2000 due to expirations.

     Provision for Income Taxes. The provision for income taxes for Fiscal 2001 increased by $12,000 to $17,000 from $5,000 for Fiscal 2000. The Company established a valuation allowance of approximately $26,592,000 for Fiscal 2001 and $7,647,000 for Fiscal 2000.

     Net Loss. The Company's net loss of $46,085,000 for Fiscal 2001 increased by $24,496,000 from a net loss of $21,589,000 for Fiscal 2000. This increase resulted primarily from (i) loss on impairment of long-lived assets of $9,865,000; (ii) loss on financial restructuring of $6,573,000, (iii) increased interest expense of $5,370,000; (iv) increased depreciation and amortization expense of $1,728,000; (v) an increase in purchase option expense of $1,158,000; and (vi) an increase in the provision for losses under shortfall funding agreements of $1,402,000.

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

     Operating Expenses. Total operating expenses decreased by $24,796,000 to $77,673,000 for Fiscal 2000 from $102,469,000 for Fiscal 1999. This decrease was attributed to: (i) decreased expenses of $20,307,000 resulting from the divestiture of the Missouri operations; (ii) a decrease of $13,000,000 in the provision for losses on termination of development activities and related severance costs; and (iii) a $2,817,000 decrease in development, general and administrative expenses primarily resulting from staff reductions resulting from the curtailment of development activities and other cost saving initiatives. These decreases were partially offset by increased expenses of $9,541,000 from SPE facilities acquired during fiscal years 2000 and 1999.

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

     The provision for losses on termination of development activities and related severance costs decreased by $13,000,000 to $1,650,000 for Fiscal 2000 from $14,650,000 in Fiscal 1999. The prior year charge was the result of the announced curtailment of the Company's development activities. The current year provision was the result of construction and licensing delays on certain projects and the breach of contract by one contractor who filed for bankruptcy protection prior to the completion of three development projects.

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

     In Fiscal 2000 the Company expensed purchase option payments in the amount of $592,000 to renew certain options which were due to expire in the current year.

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

     Net Income (Loss). The Company's net loss of $21,589,000 for Fiscal 2000 decreased by $2,048,000 from a net loss of $23,637,000 for Fiscal 1999. This decrease resulted primarily from: (i) a decrease in the provisions for losses on termination of development activities and severance agreements of $13,000,000;
(ii) increase in profitability of $1,814,000 from the divested Missouri operations; and (iii) a reduction in home office overhead expenses of $2,817,000; and. These decreases were offset by: (i) reduced profitability from development activities of $5,546,000; (ii) increased depreciation and amortization of $2,008,000; (iii) reduced profitability of $850,000 from the divestiture of the Wisconsin facilities; (iv) purchase option expense of $592,000; (v) increased interest expense of $3,094,000; and (vi) an extraordinary charge for early retirement of debt of $739,000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company primarily sought capital to fund development and acquisition activities, using development fees to support operating losses and corporate overhead. Since the Company's announcement in 1999 that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations as further discussed below.

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

  CHANGE IN CONTROL OF REGISTRANT

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Change in Control."

  OTHER FINANCING TRANSACTIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing."

  OPERATIONS

     At June 30, 2001, the Company had opened 40 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 57 assisted and skilled nursing facilities (excluding the Transferred Operations). In August 2001 the Company opened the last of its developed facilities, a 102-bed facility located in Westerville, OH. This concludes the Company's initial round of development activity initiated in 1996. In October 2000, the Company assumed the lease for an 83 bed assisted living facility in Merrillville, IN.

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

     For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 40 development projects for which the Company holds or held the foregoing type of option (excluding the Transferred Operations). In October 2000, the Company exercised its options to purchase six SPEs financed under this structure for a total purchase price of approximately $4.6 million that was financed with a promissory note held by the owner/lessor. On March 31, 2001, the Company exercised its option to purchase one SPE for a total purchase price of $234,000, which was partially financed with a promissory note held by the previous owner/lessor. As of June 30, 2001, the Company has exercised its option to purchase 18 SPEs financed under the SPE structure (excluding the Transferred Operations) for a total purchase price of approximately $21.9 million, of which $6.4 million was paid in cash and $15.5 million was financed by increasing the existing facility lease bases. The Company continues to manage 22 properties under the SPE structure. Management is negotiating purchase arrangements with SPE owners in conjunction with its rent restructuring.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. These lease obligations for the next twelve months aggregate approximately $19,975,000 (excluding the Transferred Operations). The lease documents with all of the REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with financial covenants set forth in clauses (i) and (ii) at June 30, 2001 under its leases with four of its landlords. Except as discussed below, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants; however, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases.

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

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,500 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities.

     On July 31, 2001, four additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $1,167,000, $857,000, $824,000 and $1,984,000 (the "Chesterfield/Hendersonville/ Kingsport/Knoxville Notes") came due and payable. The proceeds from the Chesterfield/Hendersonville/ Kingsport/Knoxville Notes were used to provide working capital for the Chesterfield, Hendersonville, Kingsport and Knoxville facilities (herein after the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note, the Pocahontas/Blytheville Notes and the Chesterfield/Hendersonville/Kingsport/ Knoxville Notes shall be collectively referred to as the "Notes").

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

     The Company's operations do not generate sufficient cash flow to meet current rent obligations. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Therefore, cash flows remaining after meeting the foregoing expenses are used to make partial rent payments to certain landlords and interest payments to the Company's lenders. As of June 30, 2001, the Company had approximately $5,100,000 of accrued, unpaid rent for its leased and managed facilities. As part of the finance restructuring plan, the Company is negotiating rent abatements, rent deferrals, and purchase options with its landlords. Management is negotiating a proposed Rights Offering to meet the current and future capital needs of the Company. IPC, the Company's 53% stockholder, has agreed to vote its shares in favor of a Rights Offering at the Company's Special Meeting. Although the Company anticipates that a Rights Offering will be completed in due course, there can be no assurance this will be the case until definitive documents have been prepared and the transactions contemplated thereunder have been completed. The inability of the Company to close on a Rights Offering or an alternative source of funding would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unable to close on the Rights Offering and find an alternative financing source, the Company might ultimately need to seek protection under applicable insolvency laws; however, the Company is not pursuing this alternative at this time. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations, the Company's ability to generate sufficient cash from operations and closing on the Rights Offering or an alternative source of funding.

     The Company entered into various capital and financing transactions in Fiscal years 2001 and 2000 in order to provide the funds to support operations and to enable the Company to fully stabilize its portfolio of assisted living properties. The following tables summarize these transactions.

                      TIMELINE OF SIGNIFICANT TRANSACTIONS

                                                                                 TRANSACTION
DATE             TRANSACTION                                                       AMOUNT
----             -----------                                                     -----------
July 1999        Repaid the mortgage in favor of Meditrust on two Missouri      $ 3.2 million
                 skilled nursing facilities and simultaneously increased the borrowing base on the Heller revolving line of credit by
                 $5.4 million by adding the real estate of these two
                 Missouri skilled nursing facilities as security to
                 collateralize the increase.
October and      Received equity investment by IPC Advisors S.a.r.l. (IPC)      $21.0 million
December 1999    and affiliates.
December 1999    Repaid partial balance on Heller revolving line of credit      $ 5.4 million
                 and removed the real estate of two Missouri skilled nursing facilities as collateral.
December 1999    Acquired the real estate and personal property of 12           $52.2 million
                 developed assisted living facilities formerly leased from
                 Meditrust with financing from Heller in the amount of $32.0 million (the "Heller Loan"), a $7.8 million promissory note in favor of Meditrust, and a $7.0 million discount note in favor of FRR Investments Limited ("FRR Note"), and $5.4
                 million in cash.
January 2000     Divested all Missouri operations, including 8 skilled          $ 6.8 million
                 nursing facilities and 9 assisted and independent living
                 facilities, financed by a combination of assumed lease
                 obligations, cash, and two promissory notes held by the
                 Company aggregating $60.2 million.
April and        Increased the Heller Loan balance by two increases of          $10.0 million
September        $5,000,000 each.
2000
June 2000        Executed discounted promissory notes in favor of RCW           $10.0 million
                 Overseas Limited ("RCW Notes") to bridge working capital
                 needs until the closing of convertible debentures.

                                                                                 TRANSACTION
DATE             TRANSACTION                                                       AMOUNT
----             -----------                                                     -----------
June 2000        Repaid FRR Note.                                               $ 7.4 million
July 2000        Issued $14.0 million unsecured convertible grid debentures     $14.0 million
                 (the "Debentures").
August 2000      Repaid the RCW Notes and related obligations.                  $10.1 million
October 2000     Loans executed for the purchase of the equity interest in      $ 4.8 million
                 developed assisted living facilities.
November         Executed promissory notes with certain IPC affiliates for      $ 9.6 million
2000 - March     working capital needs and to repay certain debt ("IPC
2001             Affiliate Notes").
December 2000    Repaid $5.0 million of the Heller Loan, including interest     $ 5.2 million
                 and fees.
April 2001       Executed loan in favor of certain IPC affiliates for           $27.8 million
                 purpose of repayment of certain debt and for working
                 capital needs ("IPC Bridge Loan").
April 2001       Repaid IPC Affiliate Notes.                                    $10.1 million
April 2001       Repaid obligations under the Debentures.                       $14.9 million
May and June     Increased IPC Loan for working capital needs.                  $ 1.3 million
2001
Various          Borrowings on working capital line of credit.                  $ 4.7 million

     The following is a summary of the sources and uses of capital raised in Fiscal Years 2001 and 2000 (in millions):

SOURCE OF NEW CAPITAL:
IPC Equity Transaction......................................  $ 21,000
Heller Loan Increases.......................................    10,000
Heller Loan for purchase of 12 developed assisted living
  facilities ("Meditrust Properties").......................    32,000
Meditrust Note relating to the purchase of the Meditrust
  Properties................................................     7,800
FRR Note relating to the purchase of the Meditrust
  Properties................................................     7,000
Discounted promissory notes with RCW........................    10,000
Debentures..................................................    14,000
Loans from lessors for the purchase of SPE equity
  interests.................................................     4,800
Draw on Line of Credit......................................     4,700
IPC Bridge Loan and Promissory Notes with IPC Affiliate.....    38,700
                                                              --------
          Total Source of Funds.............................  $150,000
                                                              ========
USE OF FUNDS:
Repayment of mortgage and prepayment penalty on 2 Missouri
  skilled nursing facilities................................  $  3,200
Meditrust Tranche One property purchase.....................    52,200
Partial payment on line of credit...........................     5,400
Repayment of principal and interest on FRR Note.............     7,400
Repayment of principal and interest on promissory notes with
  RCW.......................................................    10,100
Closing costs on equity transaction with IPC and on the
  Debentures transaction....................................     1,700
SPE take-out and option payments............................     7,400
Furniture and equipment at facilities.......................     2,700
Collateral deposits.........................................     1,200

Repayment of Heller Loan increase and related obligations...     5,200
Repayment of debentures promissory notes with IPC affiliate
  including interest........................................    14,900
Repayment of certain note obligations with IPC affiliates...    10,100
                                                              --------
          Subtotal -- Use of Funds..........................   121,500
Cash for operations, including SPE shortfall funding of
  $12,900...................................................    28,500
                                                              --------
          Total -- Use of Funds.............................  $150,000
                                                              ========

     The Company is actively negotiating capital funding alternatives to raise the additional capital required to meet its business plan. While management believes it may be able to raise adequate capital to meet the Company's business plan, there is no assurance that is the case, or that the terms will not be dilutive to existing stockholders. The inability of the Company to raise additional capital could have a material adverse effect on the Company's business, results of operations and financial condition and could affect the Company's ability to continue as a going concern.

  OPERATING ACTIVITIES

     Cash used by operations increased by $2,383,000 to $21,643,000 for the year ended June 30, 2001 from cash used by operations of $19,260,000 for the year ended June 30, 2000. The increase in cash used was due to an increase in net loss (partially offset by non-cash charges) and an increase in accounts receivable primarily related to advances to operator/lessees.

  INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities decreased by $51,496,000 to $5,690,000 for the year ended June 30, 2001 from $57,186,000 for the year ended June 30, 2000. Cash provided by financing activities decreased by $49,926,000 to $24,082,000 for the year ended June 30, 2001 from $74,008,000 for the year ended June 30, 2000. The decrease in cash used by investing activities was the result of a decrease in property acquisitions. The decrease in cash provided by financing activities was the result of the increase in repayments of debt and the absence of any equity transaction in 2001.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any investment securities subject to market risk as of or during the 12 months ended at June 30, 2001.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

        Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000

        Consolidated Statements of Operations for the Years Ended June 30, 2001,
         2000 and 1999

        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended June 30, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the Years Ended June 30, 2001,
         2000 and 1999

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Schedule II -- Valuation and Qualifying Accounts for the Years Ended June 30, 2001, 2000 and 1999

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,471    $  5,722
  Receivables (net of allowances) (Note 4)..................     2,842       5,085
  Development contracts in process (Note 3).................        --         336
  Prepaid expenses and other current assets.................     1,644       2,329
                                                              --------    --------
          Total current assets..............................     6,957      13,472
  Restricted investments....................................     3,052       3,879
  Property and equipment, net (Note 9)......................    75,754      79,878
  Goodwill, net (Note 2)....................................     7,831      14,469
  Purchase option deposits..................................     2,589       4,296
  Other assets..............................................       975       4,000
                                                              --------    --------
          Total assets......................................  $ 97,158    $119,994
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 10)...............  $ 91,757    $  8,888
  Accounts payable..........................................     1,513       2,664
  Accrued payroll...........................................     1,139       1,045
  Accrued expenses..........................................     7,459       4,423
                                                              --------    --------
          Total current liabilities.........................   101,868      17,020
Long-term debt, net of current portion (Note 10)............     1,322      60,881
Straight-line lease liability...............................     2,800       2,784
Deferred revenue and other liabilities......................       830       3,003
                                                              --------    --------
          Total liabilities.................................   106,820      83,688
                                                              --------    --------
Commitments and contingencies (Notes 2, 3, 6, 12, 13, 15 and
  18)
Stockholders' equity (deficit) (Notes 11 and 17):
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................        --          --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized; none outstanding...........................        --          --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares....        35          35
  Additional paid-in capital................................    83,450      83,333
  Accumulated deficit.......................................   (93,147)    (47,062)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    (9,662)     36,306
                                                              --------    --------
          Total liabilities and stockholders equity
            (deficit).......................................  $ 97,158    $119,994
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Revenues:
  Resident services.........................................  $ 46,322     31,614     22,748
  Patient services..........................................     9,461     27,802     47,999
  Development fees..........................................       198        742      6,288
  Management fees...........................................       403        323      1,117
  Other revenues............................................       391        268        294
                                                              --------    -------    -------
          Total revenues....................................    56,775     60,749     78,446
                                                              --------    -------    -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................    26,368     28,436     32,994
     Other operating expenses...............................    15,677     17,396     24,524
  General and administrative expenses.......................    10,372      9,964     12,781
  Lease expense (including related parties of $115 in 2000
     and $435 in 1999)......................................    10,435     10,324     10,715
  Depreciation and amortization.............................     5,881      4,153      2,145
  Provision for losses on termination of development
     activities and related severance costs (Note 12).......        --      1,650     14,650
  Provision for losses under shortfall funding agreements
     (Note 13)..............................................     7,152      5,750      4,660
  Loss on impairment of long-lived assets (Note 7)..........     9,865         --         --
  Loss on financial restructuring (Note 6)..................     6,573         --         --
                                                              --------    -------    -------
          Total operating expenses..........................    92,323     77,673    102,469
                                                              --------    -------    -------
          Loss from operations..............................   (35,548)   (16,924)   (24,023)
Other income (expense):
  Interest and other income.................................       341        412        780
  Interest expense..........................................    (9,111)    (3,741)      (647)
  Purchase option expense (Note 18).........................    (1,750)      (592)        --
  Loss on sale of assets (Notes 5 and 8)....................        --         --       (302)
                                                              --------    -------    -------
     Loss before income taxes and extraordinary charge......   (46,068)   (20,845)   (24,192)
Provision for income taxes (benefit) (Note 14)..............        17          5       (555)
                                                              --------    -------    -------
     Loss before extraordinary charge.......................   (46,085)   (20,850)   (23,637)
Extraordinary charge for early retirement of debt (Note
  10).......................................................        --       (739)        --
                                                              --------    -------    -------
     Net loss...............................................  $(46,085)   (21,589)   (23,637)
                                                              ========    =======    =======
Basic loss per share:
     Loss before extraordinary item.........................  $  (1.35)     (0.79)     (1.41)
                                                              ========    =======    =======
     Net loss...............................................  $  (1.35)     (0.81)     (1.41)
                                                              ========    =======    =======
Diluted loss per share:
     Loss before extraordinary item.........................  $  (1.35)     (0.79)     (1.41)
                                                              ========    =======    =======
     Net loss...............................................  $  (1.35)     (0.81)     (1.41)
                                                              ========    =======    =======
Weighted average shares -- basic............................    34,173     26,517     16,713
                                                              ========    =======    =======
Weighted average shares -- diluted..........................    34,173     26,517     16,713
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                            COMMON STOCK
                                           ---------------    ADDITIONAL
                                           ISSUED     PAR      PAID-IN      ACCUMULATED
                                           SHARES    VALUE     CAPITAL        DEFICIT       TOTAL
                                           ------    -----    ----------    -----------    --------
Balance at June 30, 1998.................  16,695     $17      $63,678       $ (1,836)     $ 61,859
Issuance of common stock purchase
  warrants...............................              --           45             --            45
Options exercised........................      28      --           91             --            91
Net loss.................................      --      --           --        (23,637)      (23,637)
                                           ------     ---      -------       --------      --------
Balance at June 30, 1999.................  16,723      17       63,814        (25,473)       38,358
Issuance of common stock, less costs of
  issuance...............................  16,700      17       19,519             --        19,536
Exercise of common stock purchase
  warrants...............................     750       1           --             --             1
Net loss.................................      --      --           --        (21,589)      (21,589)
                                           ------     ---      -------       --------      --------
Balance at June 30, 2000.................  34,173      35       83,333        (47,062)       36,306
Issuance of stock options to
  non-employees..........................      --      --          117             --           117
Net loss.................................      --      --           --        (46,085)      (46,085)
                                           ------     ---      -------       --------      --------
Balance at June 30, 2001.................  34,173     $35      $83,450       $(93,147)     $ (9,662)
                                           ======     ===      =======       ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $(46,085)   (21,589)    (23,637)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
  Depreciation and amortization.............................     5,881      4,153       2,145
  Deferred income taxes.....................................        --         --        (638)
  Loss on sale of assets....................................        --         --         302
  Provision for losses on development activities and related
    severance costs.........................................        --      1,650      14,650
  Provision for losses under shortfall funding agreements...     7,152      5,750       4,660
  Loss on impairment of long-lived assets...................     9,865         --          --
  Non-cash loss on financial restructuring..................     5,223         --          --
  Non-cash interest.........................................       910         --          --
  Stock compensation to non-employees.......................       117         --          --
  Extraordinary charge for early retirement of debt.........        --        739          --
  Changes in operating assets and liabilities, excluding
    effects of acquisitions:
    Decrease (increase) in receivables, net.................    (6,324)       602         (40)
    Decrease (increase) in development contracts in process,
       net..................................................       336      2,223      (8,605)
    Decrease (increase) in prepaid expenses and other
       current assets.......................................      (346)      (531)        341
    (Decrease) increase in accounts payable, accrued payroll
       and accrued expenses.................................     1,628    (12,257)        411
                                                              --------    -------     -------
         Net cash used for operating activities.............   (21,643)   (19,260)    (10,411)
                                                              --------    -------     -------
Cash Flows from Investing Activities:
  Proceeds from sale of assets..............................        --      6,675      11,627
  Purchases of property and equipment.......................    (1,194)   (58,267)     (4,055)
  (Increase) decrease in restricted investments.............    (1,208)       701        (147)
  Decrease (increase) in purchase option deposits and other
    assets..................................................     1,554     (2,758)     (5,229)
  Business acquisitions (Note 2)............................    (4,842)    (3,537)     (6,726)
                                                              --------    -------     -------
         Net cash used for investing activities.............    (5,690)   (57,186)     (4,530)
                                                              --------    -------     -------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................    63,968     66,895      13,156
  Payments on long-term debt (including extinguishment costs
    of $707 in 2000)........................................   (41,125)   (12,001)     (5,208)
  Proceeds from issuance of common stock....................        --     19,537          91
  Increase (decrease) in straight-line lease liability......     1,553       (173)       (206)
  Decrease in other liabilities.............................      (314)      (250)       (213)
                                                              --------    -------     -------
         Net cash provided by financing activities..........    24,082     74,008       7,620
                                                              --------    -------     -------
         Decrease in cash and cash equivalents..............    (3,251)    (2,438)     (7,321)
Cash and cash equivalents at beginning of year..............     5,722      8,160      15,481
                                                              --------    -------     -------
Cash and cash equivalents at end of year....................  $  2,471      5,722       8,160
                                                              ========    =======     =======
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $  6,568      3,369         951
                                                              --------    -------     -------
  Cash paid for income taxes................................  $     17          5          86
                                                              --------    -------     -------
Supplemental Non-cash Investing and Financing Activities:
  Assets and lease obligations capitalized..................  $     --      1,945         722
                                                              ========    =======     =======
  Fair value of stock purchase warrants.....................  $     --         --          45
                                                              ========    =======     =======
  Acquisitions:
    Fair value of assets acquired...........................    (4,873)    (7,306)     (8,345)
    Liabilities assumed.....................................       993      3,769       1,619
    Loss on termination of lease............................      (962)        --          --
                                                              --------    -------     -------
    Consideration paid for acquisitions.....................  $ (4,842)    (3,537)     (6,726)
                                                              --------    -------     -------

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION AND BASIS OF PRESENTATION

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as the primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, Alzheimer's/dementia care and, in certain markets, extended care. As of June 30, 2001, the Company owned, leased or managed 54 assisted living communities and 3 skilled nursing facilities and had 1 assisted living community under a development contract (see Note 3). The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, and Indiana.

     On December 21, 1999 the Company closed on an equity transaction with IPC Advisors S.a.r.l. ("IPC") in which IPC purchased 16,700,000 shares of Common Stock at a price per share of $1.25, for an aggregate purchase price of $20,875,000. As a result of subsequent open market purchases, IPC directly owns 18,212,100 shares of Common Stock of the Company representing approximately 53.3% of the issued and outstanding shares of the Company's Common Stock.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses in each of the years in the three-year period ended June 30, 2001 and, as of June 30, 2001, has a stockholders' deficit of $9,662,000 and a working capital deficit of $94,911,000. Also, the Company is in default of most of its debt and lease agreements. Accordingly, such debt has been classified as a current obligation at June 30, 2001 and the lessors now have various remedies, including termination of the leases. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management of the Company has developed a financial recapitalization plan which contemplates the renegotiation of its leases, the purchase of certain facilities now leased with financing provided by the lessor-REITs, the sale of certain facilities, a significant capital investment by IPC and/or its affiliates, and additional loans from commercial lenders.

     In May 2001 the Company announced that the Company's Board of Directors had approved a recapitalization plan, including a rights offering to its current stockholders in an amount of approximately $55.0 million. Management believes the proceeds of the proposed recapitalization will be used to provide the Company with the funds necessary to (i) complete a restructuring of certain lease obligations, (ii) purchase certain leased assets, (iii) repay short-term and sub-debt, (iv) complete certain SPE takeouts, and (v) provide working capital. The proposed recapitalization plan is expected to be submitted to the Company's stockholders for approval. In the interim, IPC, the owner of approximately 53% of the Company's outstanding common stock, has also agreed to provide the Company with a bridge loan in the amount of $54,000,000; however, both the proposed rights offering and bridge loan are subject to certain approvals and conditions, including IPC's approval of the terms of the Company's lease restructuring. IPC, the Company's majority shareholder, has agreed to vote in favor of the proposed recapitalization plan.

     Under the contemplated rights offering, the Company's existing stockholders are expected to receive pro rata the right to purchase (i) secured convertible debentures having a maturity of five years and bearing interest at the rate of 12% per annum, payable in cash or in kind at the Company's option and/or (ii) a substantially equivalent security. The debentures or the equivalent security are expected to be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The debentures are expected to be convertible into shares of common stock of the Company at a price of $0.30 per share. The Company is expected to have the right to prepay the debentures at any time, and require the conversion of the debentures if the price per share of common stock exceeds a level predetermined for each of 30 consecutive trading days on the American Stock Exchange.

     The proposed $54.0 million bridge loan is expected to have a four-month term and bear interest at a rate of 12% per annum. Interest will accrue and will be payable upon maturity. Subject to necessary approvals, the proposed bridge loan is expected to be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company is expected to use the proceeds of the bridge loan to complete its lease-restructuring. The Company is in the final stages of negotiations with certain of its landlords to obtain purchase options, rent reductions and/or deferrals in consideration for certain payments to the landlords.

     Although the Company believes it will reach agreement with the applicable landlords in connection with the lease restructuring and will be able to obtain the proposed bridge loan from IPC on substantially the terms outlined above, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and all applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete the financial recapitalization plan and, ultimately, to achieve profitable future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

  (b) CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents at financial institutions which management believes are of high credit quality.

  (c) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, receivables and restricted investments are reflected in the accompanying balance sheet at amounts considered by management to approximate fair value. Management generally estimates fair value of its long-term fixed rate notes payable using discounted cash flow analysis based upon the current borrowing rate for debt with similar maturities. However, management believes it is not practicable to estimate the fair value of notes payable in view of the Company's current financial condition.

  (d) RESTRICTED INVESTMENTS

     Restricted investments consist of certificates of deposit that have been pledged as collateral for certain of the Company's lease commitments. The amounts are equivalent to three months' lease payments and are generally restricted through the initial lease term.

  (e) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation or, where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (see note
9). Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Cost of additions and betterments are capitalized.

  (f) GOODWILL

     Goodwill resulting from business acquisitions accounted for as purchases is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Goodwill is reviewed for impairment whenever events or circumstances provide evidence which suggests that the carrying amount of goodwill may not be recoverable. The Company evaluates the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted cash flows. At June 30, 2001 and 2000, accumulated amortization of goodwill was $1,374,000 and $1,306,000, respectively.

  (g) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flow expected to be generated by the asset. This comparison is performed on a facility by facility basis. An impairment of $9,865,000 was recorded for the year ended June 30, 2001.

  (h) DEFERRED COSTS

     Financing and leasing costs have been deferred and are being amortized on a straight-line basis over the term of the related debt or lease. Accumulated amortization of deferred financing and leasing costs was $1,887,000 and $657,000 at June 30, 2001 and 2000, respectively.

  (i) REVENUE RECOGNITION

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

     Prior to the Missouri divestiture, discussed in Note 5, the Company derived a significant portion of its patient service revenues from federal and state reimbursement programs. All of the skilled nursing facilities operated by the Company are certified to receive benefits under Medicare and Medicaid. The reimbursement methodology for a variety of health care providers has changed significantly as a result of provisions contained in the Balanced Budget Act of 1997 ("Budget Act"), which provisions materially impacted the Company's operations and financial condition. The Budget Act provides for a prospective payment system ("PPS") for skilled nursing services (rather than the retrospective cost-based methodology in place prior to July 1, 1998). During the transition period, the payment rate is based on a percentage blend of a facility-specific rate and a federal per diem rate.

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

  (j) DEVELOPMENT FEE INCOME RECOGNITION AND RELATED COSTS

     Development fees are received from facility owners under fixed-price development contracts, which are recognized on the percentage-of-completion method measured by the cost-to-cost method. Such contracts are for managing, supervising and coordinating the activities of other contractors on behalf of the owners of the assisted living facilities, and revenue is recognized only to the extent of the fee revenue. On projects where BCC is the lessee (prior to Fiscal 1999), development fees in excess of related development costs are recorded as deferred revenues and recognized over the lease term (see Note 3).

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

     Reimbursable costs due from facility owners under development contracts in process of $745,000 at June 30, 2001 and $2,039,000 at June 30, 2000 represent costs incurred on behalf of the owners of the assisted living facilities during the construction period, which are reimbursed on a monthly basis. Accounts payable include $524,000 at June 30, 2001 and $131,000 at June 30, 2000 related to such costs.

  (k) INCOME TAXES

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  (l) STRAIGHT-LINE LEASE LIABILITY

     Straight-line lease liabilities represent lease deposit funding received from REITs relating to lease transactions. The Company pays rent on these funds and amortizes the related straight-line lease liability over the initial lease term as a reduction of rent expense.

  (m) CLASSIFICATION OF EXPENSES

     In 1999, remaining development department expenses are classified as general and administrative.

  (n) USE OF ESTIMATES

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

  (o) EARNINGS (LOSS) PER SHARE ("EPS")

     Earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding (using the treasury stock method). Common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive in all years presented.

  (p) RECLASSIFICATIONS

     Certain amounts for 1999 and 2000 have been reclassified to conform to the presentation for 2001.

2. BUSINESS ACQUISITIONS

     Acquisitions and the manner of payment are summarized as follows (dollars in thousands):

                                                              LEASED                        CASH    TOTAL    GOODWILL
MONTH                     TRANSACTION DESCRIPTION            OR OWNED  BUSINESS  LOCATION   PAID     COST    RECORDED
-----            ------------------------------------------  --------  --------  --------  ------   ------   --------
YEAR ENDED JUNE 30, 2001:
October 2000     Financial Care Investors of Lebanon,
                 LLC(2)                                       Leased     ALF        PA     $  801   $  801    $   --
October 2000     Financial Care Investors of Loyalsock,
                 LLC(2)                                       Leased     ALF        PA        812      812    $   --
October 2000     Financial Care Investors of Morristown,
                 LLC(2)                                       Leased     ALF        TN        769      769    $   --
October 2000     Financial Care Investors of Oak Ridge,
                 LLC(2)                                       Leased     ALF        TN        812      812    $   --
October 2000     Financial Care Investors of Sagamore
                 Hills, LLC(2)                                Leased     ALF        OH      1,009    1,009    $   --
October 2000     Financial Care Investors of Westerville,
                 LLC(2)                                       Leased     ALF        OH        405      405    $   --
March 2001       Assisted Care Operators of Anderson,
                 LLC(2)(3)                                    Leased     ALF        IN     $  234   $  234    $   --
                                                                                           ------   ------    ------
                                                                                           $4,842   $4,842    $   --
                                                                                           ======   ======    ======
YEAR ENDED JUNE 30, 2000:
December 1999    Stock of 7 Special Purpose Entities(2)       Leased     ALF     Various   $1,894   $1,894    $   --
March 2000       Stock of 10 Special Purpose Entities(2)(3)   Leased     ALF     Various    1,643    1,643        --
                                                                                           ------   ------    ------
                                                                                           $3,537   $3,537    $   --
                                                                                           ======   ======    ======
YEAR ENDED JUNE 30, 1999:
September 1998   Additional transaction costs -- Potomac
                 Point                                        Leased     ALF        VA     $   45   $   45    $   45
January 1999     Contingent payment -- Butler(1)              Owned      ALF        PA      2,222    2,222     2,222
March 1999       Equity interest of Extended Care Ops. at
                 Harrisburg, LLC(2)                           Leased     ALF        PA        865      865        --
April 1999       Stock of TC Realty of Sherwood, Inc.(2)      Leased     ALF        AR        386      386        --
April 1999       Stock of TC Realty of Mt. Home, Inc.(2)      Leased     ALF        AR        451      451        --
May 1999         Stock of TC Realty of Reading, Inc.(2)       Leased     ALF        PA        627      627        --
May 1999         Stock of TC Realty of Altoona, Inc.(2)       Leased     ALF        PA        558      558        --
Various          Cash payments of acquisition liabilities
                 accrued in 1998                                                            1,572       --        --
                                                                                           ------   ------    ------
                                                                                           $6,726   $5,154    $2,267
                                                                                           ======   ======    ======

---------------
(1) The agreement to purchase the assets of Butler Senior Care provided for an additional payment if an addition (opened in January 1998) attained occupancy of 90% based upon a multiple of net operating income, and a final payment, based upon a multiple of Butler's annualized net operating income for the six months ending December 31, 1998.

(2) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

(3) In Fiscal 2001, the lease agreements for these facilities were mutually terminated and the operations transferred to another manager (see Note 6).

     In the three fiscal years 2001, 2000 and 1999, the Company exercised its purchase options and acquired the equity interests of certain Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities in 29 locations. These facilities were developed and previously managed by the Company. The total cost has been allocated to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):

                                                           2001      2000       1999
                                                          ------    -------    ------
Current assets (less cash acquired).....................  $  691    $ 1,865    $  780
Property and equipment..................................      24        485        61
Leasehold interests and other intangibles...............   4,158      2,916     2,583
Other assets............................................      --      2,040     1,082
Current liabilities.....................................    (917)    (2,045)     (765)
Long-term liabilities...................................     (76)    (1,724)     (854)
Loss on termination or impairment of leases.............     962         --        --
                                                          ------    -------    ------
                                                          $4,842    $ 3,537    $2,887
                                                          ======    =======    ======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of the acquired, divested and transferred businesses (see Notes 5 and 6) with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after including the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands except for EPS):

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Revenue.....................................................  $ 53,123    $ 44,544
Expenses....................................................    99,696      65,541
                                                              --------    --------
Income (loss) before extraordinary charge...................  $(46,573)   $(20,997)
                                                              --------    --------
Pro forma diluted EPS before extraordinary charge...........  $  (1.36)   $  (0.61)
                                                              --------    --------

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and divestitures had been completed as of July 1, 2000 and 1999, respectively. In addition, they are not intended to be a projection of future results of operations.

3. DEVELOPMENT ACTIVITIES

     The Company is an operator, manager and, in the past, developer of assisted living facilities. The Company's development projects have generally involved entering into development agreements with owners, which are typically real estate investment trusts ("REITs") (each, an "Owner"), whereby the Company received development fees for the design and development services provided to the Owners. An independent third party company (the "Operator/Lessee") leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. These fees are subordinate to any rent payments made by the operator/lessee to the facility owner. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to a related option agreement (see
Note 19). As of August 2001, the Company has concluded its initial round of development activity which began in 1996.

     Historically, the Company incurred substantial development costs prior to executing the development agreement (precontract costs). Such costs relate to market analysis and evaluation, site selection and land control, obtaining architectural and engineering reports, preparing development plans and obtaining zoning and other governmental approvals and permits relating to the building, sewer, water, roads, utilities, etc.

     With respect to 11 facilities that have been developed and then leased by the Company, development fees of $973,000 were deferred and amortized over the initial term of the lease as a reduction of rent expense. In Fiscal 1998, the Company sold certain assets and its leasehold rights related to these 11 facilities to newly formed special purpose entities for $2,645,000 and entered into management agreements with such entities. The Company had options to acquire the leasehold interests in those facilities. The gain on such sale of $922,000 has also been deferred and is being amortized to operations over five years, the term of the management agreement. In Fiscal 2000 and 1999, the Company exercised its option to acquire leasehold interests of certain facilities. Deferred gains of $105,000 and $436,000 in Fiscal 2000 and 1999, respectively, have been applied to reduce the carrying value of such interests (see Note 2). At June 30, 2001 and 2000, unamortized development fees and gains were $434,000 and $803,000, respectively.

4. RECEIVABLES AND CONCENTRATION OF BUSINESS AND CREDIT RISK

     Receivables consist of the following at June 30, 2001 and 2000 (dollars in thousands):

                                                           2001        2000
                                                         --------    --------
Accounts receivable -- patients and residents..........  $  6,455    $  5,866
                                                         --------    --------
Contracts receivable:
  Development fees.....................................        --         666
  Reimbursable costs due from facility owners..........       745       2,039
                                                         --------    --------
                                                              745       2,705
                                                         --------    --------
Advances to Operator/Lessees...........................    13,624       9,973
                                                         --------    --------
          Total receivables............................    20,824      18,544
                                                         --------    --------
Less: allowance for doubtful receivables...............    (3,505)     (3,411)
     allowance for losses on development activities and
     shortfall funding agreements (Notes 12 and 13)....   (14,477)    (10,048)
                                                         --------    --------
          Net receivables..............................  $  2,842    $  5,085
                                                         ========    ========

     Historically, the Company has received payment for a significant portion of services rendered to patients from the federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. As a result of the divestiture of the Missouri operations and the acquisitions of assisted living operations which it previously managed, the Company has experienced a notable decline in the percentage of total revenues derived from patient service revenue and government-reimbursed programs. The Company's gross patient service revenues from Medicare and Medicaid as a percentage of total revenue are summarized as follows for the three-year period:

                                                          2001    2000    1999
                                                          ----    ----    ----
Medicare................................................   4%       9%     16%
Medicaid................................................   7%      26%     29%

     Historically, a substantial portion of the Company's facilities were located in Pennsylvania and Missouri. Operating revenues attributable to the Company's business in those states accounted for approximately 83% and 92% of the Company's total operating revenues for the years ended June 30, 2000 and 1999, respectively. At June 30, 2001, a substantial portion of the Company's business is located in Pennsylvania, as a result of the divestiture of the Missouri operations. In Fiscal 2001, revenues attributable to the Company's business in Pennsylvania accounted for approximately 67% of total revenue. Until the Company's operations become more geographically diverse, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulation because such conditions and events could affect a relatively high percentage of the total number of facilities currently in operation. As a result of such factors, there can be no assurance that such geographic concentration will not have a material adverse effect on the Company's business, results of operations or financial condition.

5. DIVESTITURES

     On January 12, 2000, the Company completed the sale of its Missouri assets to Christian Health Care of Missouri, Inc. and certain of its affiliates (collectively, "CHM") pursuant to an Asset Purchase Agreement dated October 15, 1999 (as amended, the "Asset Purchase Agreement"). The Company sold its leasehold interests in eight skilled nursing facilities and nine assisted and independent living facilities, together with the operations of those facilities including a home health agency, and sold its real property interests and operations in two skilled nursing facilities.

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

     At June 30, 2000 the Company had notes receivable of $2,489,000 and a deferred gain of approximately $2,000,000. In Fiscal 2001, the buyer defaulted on the notes and the Company recorded a provision for a loss of $670,000 to reserve the remaining notes and $456,000 to reserve uncollectible receivables, which has been classified as loss on financial restructuring.

     In December 1998, the Company completed the sale of the assets of its Wisconsin assisted living facilities for net proceeds of approximately $2,726,000. The Wisconsin facilities had been classified as an asset held for sale at June 30, 1998. The sale resulted in a loss of $200,000 in Fiscal 1999.

6. FINANCIAL RESTRUCTURING AND TERMINATION OF LEASES

     In December 2000, the Company elected to withhold rent payments from five of its six landlords. Since that date, the Company has negotiated and continues to negotiate with the affected landlords to obtain covenant modifications, purchase options, rent reductions, rent abatements, rent deferrals and/or facility transfers that reflect the current economics of the Company's facilities.

     With respect to the five affected landlords, the non-payment of rent constitutes monetary defaults under the Company's facility leases, and provides the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlords or lenders.

     The Company received notices of default from the affected landlords. NHP accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP agreed to dismiss all legal actions against the Company. Ocwen Financial ("Ocwen") elected to apply $257,000 under certain letters of credit maintained in favor of Ocwen by the Company towards the Company's rent obligations. On or about May 31, 2001, Ocwen commenced legal action against the Company. In that action, Ocwen seeks a judicial determination that the Company must unconditionally fund its obligations to advance rent and other expenses under the Ocwen leases in accordance with the Company's Working Capital Assurance Agreements. In addition, Ocwen seeks damages in the amount of $531,000, plus interest and costs. The other three landlords have demanded payment of outstanding rent. To date no other legal action has been commenced against the Company in connection with the foregoing payment defaults; however, there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

     On January 12, 2001, the Company and NHP entered into a Master Termination and Release Agreement under which (i) NHP agreed to terminate the Company's master leases and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property, (ii) NHP agreed to release the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company agreed to transfer to NHP all right, title and interest to the 11 properties, including certain security deposits maintained in favor of NHP, (iv) NHP agreed to dismiss all legal action against the Company and (v) the Company agreed to manage the 10 operating properties for an interim period of time. The Company's interim management services ended in July 2001 with respect to the 10 operating properties. The operating properties are located in Bristol, Johnson City and Murfreesboro, TN; Pensacola and Tallahassee, FL; Bridgeville and York, PA; Hilliard, OH; Hagerstown, MD; and Teay's Valley, WV. The aggregate annual lease obligation for the 10 properties was approximately $7,000,000.

     In a similar transaction, Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's assisted living facility located in Anderson, IN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guarantees, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of March 31, 2001 for the Anderson property, (ii) HCPI agreed to release the Company from its obligation under the lease, the guarantees and other lease documents, and (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Anderson property. The annual lease obligation for this property was approximately $520,000. In addition, subject to certain conditions precedent, HCPI has agreed to terminate the lease of the Jackson, TN, facility on or before January 1, 2002. The annual lease obligation for the Jackson facility is approximately $470,000.

     The loss on financial restructuring of $6,573,000 consists of the following:

     - Lease termination costs, including uncollectible advances to operator/lessees caused by the lease renegotiations of $3,339,000;

     - Severance costs related to corporate functions terminated of $850,000;

     - Transaction costs (legal, consulting and financial advisory fees) related to terminated asset purchases and dispositions and related financing transactions of $332,000;

     - Legal, consulting and accounting fees related to financial restructuring services of $632,000;

     - Loss on extinguishment of debt representing the write-off of deferred financing costs on debt which has been refinanced of $294,000; and

     - Loss on disposition of assets related to Missouri facilities of $1,126,000.

7. IMPAIRMENT OF LONG-LIVED ASSETS

     In conjunction with the financial restructuring described in Note 6, the Company has evaluated the impact of the economic environment on the value of its long-lived assets. As a result, the Company applied Statement of Financial Accounting Standards No. 121 in the third and fourth quarters of 2001. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used and estimated the fair value of assets intended to be disposed. In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows, at the facility level. After determining the facilities subject to an impairment charge, the Company determined the estimated fair value of such facilities. The carrying value of property and equipment, goodwill and purchase option deposits exceeded the fair value by $9,865,000.

8. SALE/LEASE-BACK

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

9. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of June 30 (dollars in thousands).

                                                        ESTIMATED
                                                       USEFUL LIFE     2001       2000
                                                       -----------    -------    -------
Land and land improvements...........................  2 - 15 yrs     $ 7,752    $ 7,741
Buildings and improvements...........................  2 - 40 yrs      52,788     57,396
Fixed and moveable equipment.........................  3 - 20 yrs      21,766     17,743
Leasehold interests..................................      20 yrs       1,369      1,868
                                                                      -------    -------
                                                                       83,675     84,748
Less: accumulated depreciation.......................                  (7,921)    (4,870)
                                                                      -------    -------
                                                                      $75,754    $79,878
                                                                      =======    =======

     Depreciation expense was $4,070,000 in Fiscal 2001, $2,986,000 in Fiscal 2000, and $1,571,000 in Fiscal 1999. At June 30, 2001 and 2000, property and equipment include approximately $2,525,000 and $3,035,000 of assets that have been capitalized under capital leases. Amortization of the leased assets is included in depreciation and amortization expense.

     On December 30, 1999, the Company and 12 of its subsidiaries (collectively the "Subsidiaries"), IPC and New Meditrust Company LLC ("Meditrust"), entered into a Memorandum of Understanding (the "Memorandum of Understanding"), under which the Subsidiaries acquired the real property, improvements, furniture, fixtures and equipment of twelve Outlook Pointe(R) assisted living facilities (collectively, the "Tranche One Properties"). The aggregate purchase price for the Tranche One Properties was $52,231,911 (the "Tranche One Purchase Price"), which was determined based on arms' length negotiations. The Tranche One Purchase Price was paid as follows: (a) $44,420,857 in cash by the Company (the "Cash Portion") and (b) $7,811,054 pursuant to a Promissory Note dated as of December 30, 1999, as amended (the "Meditrust Note") made jointly by the Company and IPC in favor of Meditrust. The Company is continuing to negotiate restructuring terms with Meditrust.

     The Cash Portion of the Tranche One Purchase Price was funded as follows:
(a) $5,420,857 in cash by the Company, (b) $32,000,000 in the form of a loan with Heller Healthcare Finance, Inc., and (c) a $7,000,000 discount note with FRR Investments Limited (see Note 10).

     In connection with the foregoing, the Company, IPC and Meditrust also entered into an Option Agreement dated as of December 30, 1999, as amended (the "Option Agreement"), pursuant to which the Company and IPC have the right, but not the obligation (the "Option"), to designate various nominees to acquire the real property, improvements, furniture, fixtures and equipment of an additional twelve Outlook Pointe(R) assisted living facilities (collectively, the "Tranche Two Properties"). The Company and IPC are continuing to negotiate with Meditrust to acquire the properties as part of the lease restructuring.

10. LONG-TERM DEBT

     Long-term debt consisted of the following as of June 30 (dollars in thousands):

                                                               2001      2000
                                                              -------   -------
Note payable, interest at 12% from November 2, 2000 through
  December 31, 2000 and 14% January 1, 2001 through April 3,
  2001; principal balance due April 3, 2001.................    7,811     7,811
Discount note payable of $3,159 less unamortized debt
  discount of $159; yield at 11.0% per annum; principal and
  accumulated interest due and payable on the earlier to
  occur of the closing on at least $10,000 in convertible
  debentures or December 22, 2000...........................       --     3,000
Discount note payable of $7,378 less unamortized debt
  discount of $378; yield at 11.0% per annum; principal and
  accumulated interest due and payable on the earlier to
  occur of the closing on at least $7,000 in convertible
  debentures or December 22, 2000...........................       --     7,000
Revolving line of credit, interest at the prevailing prime
  rate plus 2.75%; interest due monthly through July 2002...   12,034    10,879
Notes payable, interest at LIBOR plus 3.75%; interest due
  monthly; principal and any accumulated unpaid interest due
  December 31, 2001.........................................   37,000    37,000
Notes payable to IPC affiliates, as increased from time to
  time from April 4 through June 30, 2001, interest at 12%
  per annum; outstanding principal balance and all accrued
  and unpaid interest due August 4, 2001....................   29,104        --
Notes payable, interest at 14% per annum, interest only
  through October 31, 2004; principal and interest payments
  thereafter through November 1, 2008.......................    3,778        --
Note payable, interest at 12% per annum, interest only
  through October 31, 2004; principal and interest payments
  thereafter through November 1, 2008.......................      900        --
Leasehold Mortgage, interest at 12% per annum; interest only through October 1, 2000; principal and interest payments
  thereafter through October 1, 2008........................      286        --
Other (including capital lease obligations).................    2,166     4,079
                                                              -------   -------
                                                               93,079    69,769
Less: current portion.......................................   91,757     8,888
                                                              -------   -------
                                                              $ 1,322   $60,881
                                                              =======   =======

     The Company is in default of most of its debt agreements. Accordingly, such debt has been classified as current obligations at June 30, 2001.

     On December 31, 1999, in conjunction with the Tranche One purchase, the Company and IPC entered into a $7.8 million promissory note with Meditrust (the "Meditrust Note"). The Meditrust Note matured and was due on April 3, 2001. Interest will accrue as follows: (i) 12% from November 1, 2000 through December 31, 2000 and (ii) 14% from January 1, 2001 through April 3, 2001. This note remains outstanding at June 30, 2001. Meditrust may seek payment from the Company for the outstanding principal balance of this note, together with default interest and late charges at any time. On June 20, 2001, La Quinta TRS II, assignee of the Meditrust Note, commenced legal action against the Company and IPC for failure to pay the note. In that action, La Quinta asserts that the Company and IPC failed to pay the entire principal amount of the Meditrust Note of $7,811,054, together with late fees of $250 per month beginning in April 2001 and 18% interest per annum on the late charges and costs, plus 18% per annum. The Company is continuing to negotiate restructuring terms.

     In June 2000 the Company executed two discounted promissory notes (the "RCW Notes") totaling $10 million in favor of RCW Overseas Limited ("RCW") each bearing an annual yield of 11%. A portion of the proceeds from the RCW Notes were used to repay a $7.4 million discount note obtained in connection with the Tranche One purchase (the "FRR Note"). The outstanding principal balance plus accumulated interest under the RCW Notes in the amount of $10.1 million was paid to RCW on August 1, 2000, which fully discharged the Company's obligations thereunder.

     In April 1999, the Company entered into a $12 million revolving Line of Credit (as amended). The Line of Credit is for a term of three years, and outstanding borrowings bear interest at a rate per annum of prime plus 2.75%. The Line of Credit is secured by the real estate owned by five of the Company's subsidiaries. The due date is July 1, 2002.

     On December 31, 1999, in conjunction with the Tranche One purchase discussed in Note 10, the Company obtained a $32 million loan (the "$32 million Heller Loan") from Heller under a loan agreement dated December 30, 1999 (the "Heller Loan Agreement"). The $32 million Heller Loan has a maturity date of December 31, 2001. Interest on the $32 million Heller Loan accrues at a floating rate per annum equal to the three-month LIBOR plus 3.75% and is payable monthly in arrears. Although the $32 million Heller Loan has a two-year term, the exit fee due upon pay off increases from 1% to 3% after September 30, 2000. The Company's obligations under the $32 million Heller Loan are cross-defaulted with its obligations under the Line of Credit.

     On April 27, 2000, the Company and Heller agreed to increase the $32 million Heller Loan by $5 million to $37 million. The $37 million loan is made to the Company by Heller on the same terms and conditions, and uses the same collateral, as the original $32 million Heller Loan. The proceeds from the $5 million increase provided ongoing working capital required for operations of the Company.

     On September 28, 2001, Heller agreed to consolidate the Heller Obligations into one bridge loan in the amount of $50,737,000 (the "Amended Heller Loan"), which loan has a maturity date of December 31, 2002. The Amended Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly in advance. The Amended Heller Loan is secured by the same collateral that currently secures the Heller Obligations. The VXM Loan continues to be subordinated to the Amended Heller Loan.

     On April 4, 2001, HR Investments Limited, RH Investments Limited, and VXM Investments Limited (together, the "Lenders") made loans to the Company in the amount of $27,853,000, which amount has been increased from time to time to the principal amount of $29,104,000 at June 30, 2001 (the "VXM Loan"). The VXM Loan was made under the terms and conditions set forth in a loan agreement dated as of April 4, 2001 among the Company, HR, RH, and VXM as the same has been amended from time to time, (the "VXM Loan Agreement"). The VXM Loan accrues interest at a fixed annual rate of 12% and has a maturity date of October 16, 2001. The Company used $26,003,524 of the proceeds to satisfy the obligations under outstanding convertible debentures, other interim loans made by the Lenders, and for working capital. The remaining proceeds were also used for working capital. The VXM Loan is secured by a pledge of the stock of certain of the Company's subsidiaries pursuant to a Stock Pledge Agreement dated as of April 4, 2001.

     In Fiscal 2001, the Company exercised its purchase options and acquired the equity interests of seven special purpose entities ("SPEs"), which were formed to lease and operate certain assisted living facilities. The primary asset of each of the SPEs is the leasehold interest in the assisted living facility. For six of the SPEs, the Company borrowed $4,678,000 to pay the aggregate purchase price, as evidenced by two promissory notes payable to the lessor at an annual interest rate of 12% and 14%, respectively. Interest only is payable monthly for four years, at which time principal and interest is payable monthly based on a four-year amortization period. For one SPE, the Company borrowed $146,000 to pay the purchase price as evidenced by a promissory note payable to the seller at an annual interest rate of 10%. Principal and accrued interest are due on September 30, 2001. The Company has requested a further extension of the maturity date until December 1, 2001.

     In October 2000, the Company entered into an Operations Transfer agreement which provided for the transfer of operations of an 86-bed assisted living facility located in Merrillville, Indiana. As inducement for this transaction, the property owner agreed to loan the Company up to $1,000,000 for working capital under certain terms and conditions. Interest on the outstanding balance accrues and is payable monthly at an annual interest rate of 12% for four years, at which time principal and interest is payable monthly based on a four-year amortization period. The outstanding balance drawn on this loan was $286,000.

     At June 30, 2001, the aggregate maturities of long-term debt for the next five fiscal years ending June 30 are as follows (dollars in thousands):

2002.......................................................  $91,757
2003.......................................................      578
2004.......................................................      467
2005.......................................................      131
2006.......................................................       20
Thereafter.................................................      126
                                                             -------
                                                             $93,079
                                                             =======

11. CAPITAL STOCK

     The Company has outstanding warrants to purchase common shares as follows:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance at June 30, 1998.........................    985,617         $1.00
Granted..........................................     33,750          4.59
Exercised........................................         --            --
                                                   ---------         -----
Balance at June 30, 1999.........................  1,019,367          1.12
Granted..........................................    346,400          1.51
Exercised........................................   (750,000)         0.00
                                                   ---------         -----
Balance at June 30, 2000 and 2001................    615,767         $2.70
                                                   =========         =====

12. PROVISION FOR LOSSES ON DEVELOPMENT ACTIVITIES AND RELATED SEVERANCE COSTS

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

     In connection with the downscaling of development activities related to the Company's Outlook Pointe(R) signature series assisted living facilities in Fiscal 1999, management adopted a corporate personnel reduction plan affecting certain departments and staff positions. The plans were enacted in February 1999 and resulted in a charge for severance costs of approximately $1,600,000 in Fiscal 1999, representing the costs of employee terminations and related costs.

13. PROVISION FOR LOSSES UNDER SHORTFALL FUNDING AGREEMENTS

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

     During the years ended June 30, 2001, 2000 and 1999, the Company recorded losses of $7,152,000, $5,750,000 and $4,660,000, respectively, related to its obligations under the shortfall funding agreements to fund the additional working capital needs of these managed facilities. This amount has been charged to operations as a provision for losses under the shortfall funding agreements and recorded as an allowance against the Company's receivables on advances to the Operator/Lessees. The Company records its losses on shortfall funding agreements using the "modified equity accounting" approach. Under this approach, the operating losses of the Operator/Lessees are allocated first to the capital of the investors, and the losses in excess of such capital are allocated to the Company to the extent of the Company's commitment under the shortfall funding agreement.

14. INCOME TAXES

     The provision for income taxes for the years ended June 30, 2001, 2000 and 1999 consists of the following (dollars in thousands):

                                                              2001    2000    1999
                                                              ----    ----    -----
Current
  Federal...................................................   --      --        --
  State.....................................................  $17      $5     $  83
                                                              ---      --     -----
Total Current...............................................  $17      $5     $  83
                                                              ---      --     -----
Deferred
  Federal...................................................   --      --     $(557)
  State.....................................................   --      --     $ (81)
                                                              ---      --     -----
Total Deferred..............................................   --      --     $(638)
                                                              ---      --     -----
Total Income Tax Provision (Benefit)........................  $17      $5     $(555)
                                                              ===      ==     =====

     A reconciliation of income tax expense at the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                              2001     2000     1999
                                                              -----    -----    ----
Income taxes computed at statutory rate.....................  (34.0)%  (34.0)%  34.0%
State income taxes, net of federal benefit..................     --       --      --
Basis difference on assets sold.............................     .2      2.6      --
Other.......................................................     .1      4.2    (5.2)
Valuation allowance adjustment..............................   33.7     27.2    36.9
                                                              -----    -----    ----
Effective tax rate..........................................    0.0%     0.0%   (2.3)%
                                                              =====    =====    ====

     Temporary differences giving rise to significant deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows (dollars in thousands):

                                                            2001       2000
                                                           -------    -------
Excess tax over book basis of fixed assets...............  $(1,606)   $   664
Development fee income...................................        2         76
Lease proceeds...........................................     (527)      (494)
Accrued expenses.........................................   (2,775)    (2,854)
Net operating loss carryover.............................  (17,411)    (3,515)
Other....................................................   (4,275)    (1,524)
                                                           -------    -------
  Net deferred tax liability (asset).....................  (26,592)    (7,647)
Valuation allowance......................................   26,592      7,647
                                                           -------    -------
Deferred income tax liability............................  $    --    $    --
                                                           =======    =======

     The Company has net operating loss carryforwards at June 30, 2001 available to offset future federal and state taxable income, if any, of approximately $45,224,000 of which $7,811,000 will expire in 2020 and $37,413,000 in 2021. The net operating losses may become subject to limits on their future utilization under federal and state tax laws. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is in a cumulative pretax loss position since inception. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $26,592,000 as of June 30, 2001. The change in the valuation allowance for deferred tax assets was an increase of $18,945,000 in Fiscal 2001 and a decrease of $1,286,000 in Fiscal 2000.

15. RETIREMENT PLAN

     The Company has a 401(k) savings plan which covers substantially all employees with one year and more than 1,000 hours of service. The plan allows employees to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions in an amount that does not exceed 2% of wages. Matching contributions totaled $120,000 in 2001, $138,000 in 2000 and $166,000 in 1999.

16. STOCK OPTIONS

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

     At June 30, 2001, the range of exercise prices, weighted average remaining contractual life of outstanding options and shares exercisable were as follows:

                 OUTSTANDING   WEIGHTED-AVERAGE     SHARES
EXERCISE PRICE     OPTIONS     CONTRACTUAL LIFE   EXERCISABLE
--------------   -----------   ----------------   -----------
 $0.28 - 0.99        57,500        9.66 yrs          30,000
 $1.00 - 1.99       176,900        8.44 yrs          94,975
 $2.00 - 2.99     1,030,625        6.77 yrs         547,500
 $3.00 - 4.99        11,250        5.21 yrs          11,250
 $5.00 - 5.99       191,300        6.46 yrs         110,026
 $6.00 - 6.99       122,901        6.55 yrs         121,139
 $7.00 - 8.99        65,875        6.96 yrs          50,407
                  ---------                         -------
                  1,656,351                         965,297
                  =========                         =======

     Stock option transactions under the 1996 Plan are summarized as follows:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance at June 30, 1998.........................  1,403,148         $ 4.85
  Granted........................................  1,560,500           3.75
  Exercised......................................    (27,503)         (3.32)
  Forfeited......................................   (212,397)         (5.59)
                                                   ---------         ------
Balance at June 30, 1999.........................  2,723,748         $ 4.20
  Granted........................................    692,900           2.13
  Exercised......................................         --             --
  Forfeited......................................   (963,434)         (4.53)
                                                   ---------         ------
Balance at June 30, 2000.........................  2,453,214         $ 3.49
  Granted........................................     68,500           0.47
  Exercised......................................         --             --
  Forfeited......................................   (865,363)         (4.05)
                                                   ---------         ------
Balance at June 30, 2001.........................  1,656,351         $ 3.07
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

                                                         2001       2000       1999
                                                       --------    -------    -------
Net Loss
  As reported........................................  $(46,085)   (21,589)   (23,637)
  Pro forma..........................................   (46,313)   (22,493)   (24,931)
Pro forma Basic Loss per share
  As reported........................................     (1.35)     (0.81)     (1.41)
  Pro forma..........................................     (1.35)     (0.85)     (1.49)
Pro forma Diluted Loss per share
  As reported........................................     (1.35)     (0.81)     (1.41)
  Pro forma..........................................  $  (1.35)     (0.85)     (1.49)

     In addition to the options outstanding under the 1996 Plan, in February 2001, the Company issued non-qualified stock options to purchase 510,000 shares to the Board of Directors. The options vest immediately, have a term of 10 years and an exercise price of $0.42 per share. The options were estimated to have a fair value of approximately $117,000 on the date of the grant which was expensed.

     The fair value of employee options for purposes of the above pro forma disclosure and for valuation of the options granted to Directors was estimated on the date of grant using the Black-Scholes Multiple Pricing Model. Assumptions used for options issued were as follows:

                                         2001                 2000                 1999
                                   -----------------    -----------------    -----------------
Risk-free interest rate..........               4.5%         5.5% to 6.0%         5.5% to 6.0%
Expected life....................  1 year after vest    1 year after vest    1 year after vest
Expected volatility..............                .75                  .75                  .65
Expected dividends...............                 --                   --                   --

     These assumptions produced weighted average fair values per option of a range of $0.23 to $1.28 for options issued in Fiscal 2001, a range of $0.39 to $1.71 for options issued in Fiscal 2000 and a range of $0.88 to $3.20 for options issued in Fiscal 1999. All options issued during these periods were granted at an exercise price at, or in excess of, the fair market value on the grant date.

17. RELATED PARTY TRANSACTIONS

     The Company had the following related party transactions:

     - See Note 10 for related party loan transactions with IPC and its affiliates.

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

     - Rental payments made to companies owned by a stockholder/director for the lease of two assisted living facilities and a regional headquarters.

     - Legal services provided by a relative of a stockholder/officer and consulting services provided by a stockholder/director.

     A summary of the charges to operations for those transactions for the periods ended June 30 follows (dollars in thousands):

                                                               2001     2000    1999
                                                              ------    ----    ----
Rentals.....................................................  $   --    $115    $435
Legal and consulting services...............................      99     118     101
Interest....................................................   2,441     425      --

18. COMMITMENTS AND CONTINGENCIES

  LEASES

     As discussed in Note 6, the Company leases 15 assisted living facilities and three skilled nursing facilities, as well as certain equipment and office space under noncancellable operating and capital leases that expire at various times through 2014. Rental expense on such operating leases for the years ended June 30, 2001, 2000 and 1999 was $10,435,000, $10,324,000, and $10,715,000,
respectively.

     Future annual minimum lease payments for the next five years and thereafter under noncancellable operating leases with initial terms of one year or more in effect at June 30, 2001, are as follows (dollars in thousands):

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2002........................................................  $  9,174
2003........................................................     9,034
2004........................................................     9,007
2005........................................................     9,004
2006........................................................     9,004
Thereafter..................................................    57,005
                                                              --------
Total Minimum Lease Payments................................  $102,228
                                                              ========

     The operating lease agreements require the payment of additional rent commencing in the second lease year utilizing various contingent factors to calculate the increase. In addition, most of the facility leases have renewal options for periods ranging from 5 years to 24 years after the initial lease period. Contingent lease payments made during the year ended June 30, 2001, 2000 and 1999 were $313,000, $491,000, and $236,000, respectively.

  MANAGEMENT AGREEMENTS

     As discussed in note 3, the Company manages certain assisted living facilities owned by REITs and leased to special purpose entities owned by independent third parties. The Company has the option (but not the obligation) to purchase the stock or assets of the operator/lessee pursuant to an option agreement at an exercise price based on formulas set forth in the agreements. Certain option agreements require the Company to make periodic payments to maintain its option. At June 30, 2001, the Company had purchase option deposits of $2,589,000, which expire at various dates during Fiscal 2002. The Company expensed $1,750,000 in 2001 and $592,000 in 2000 in connection with the expiration or renewal of purchase option agreements. Pursuant to shortfall funding agreements, the Company has agreed to make loans to the operator/lessees if the equity and working capital loans of the operator/lessee are depleted by negative cash flows from start up operations of the facilities. The Company incurred a charge of $7,152,000 in Fiscal 2001, $5,750,000 in Fiscal 2000 and $4,660,000 in Fiscal 1999 in connection with shortfall funding agreements.

  GUARANTY

     See Note 5 for information concerning the Company's commitment related to the sale of the Missouri facilities.

  LITIGATION

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such a kind, or involve such amounts, that, except as disclosed in Footnotes 6 and 10, their unfavorable disposition would not have a material effect on the financial position, results of operations or the liquidity of the Company.

     In addition to the forgoing, on November 6, 2000, the Company and IPC entered into a letter agreement (the "Letter Agreement"), pursuant to which IPC agreed to consider making a cash offer of $1.00 per share of Company common stock in cash for the entire equity interest in the Company not already owned by IPC, subject to the completion of due diligence satisfactory to IPC in its sole discretion, and to the negotiation and execution of mutually satisfactory definitive documentation (the "Offer"). On or about November 15, 2000, a holder of common stock of the Company sued the Company and certain of its directors alleging, among other things, that the Letter Agreement and the Offer are unfair to the Company's public stockholders because the contemplated transaction would deny those stockholders the right to share proportionately in the true value of the Company's business and future prospects and, further, that the directors of the Company had breached their fiduciary duties to the Company's stockholders in executing the Letter Agreement and approving the Offer. The complaint seeks alternative forms of relief, including (i) preliminarily and permanently enjoining the Company and its directors from proceeding with, or consummating or closing a proposed transaction with IPC, (ii) in the event that a proposed transaction is consummated, setting it aside, (iii) ordering rescission and/or awarding compensatory damages in an unspecified amount and (iv) awarding the costs of the action including attorneys' and experts' fees. The plaintiff has also requested that the action be maintained as a class action and that the plaintiff be certified as a representative for a class of all aggrieved Company stockholders. The Company has evaluated the complaint and believes it is without merit. On December 7, 2000, the plaintiffs' counsel granted the Company an indefinite extension of time to move, answer or otherwise respond to the complaint. There has been no further action in connection with the pending complaint.

19. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 effective July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142. The adoption of these statements are not expected to have a material impact on the Company's financial statements.

20. SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In Fiscal 2001, the Company had three primary reportable segments: (i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     Balanced Care Corporation management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on development activities and related severance costs, impairment of long-lived assets; financial restructuring; gains and losses on disposition of assets; and purchase option expense), lease expense, interest (net), taxes, depreciation and amortization.

                                                                YEAR ENDED JUNE 30, 2001
                                                  -----------------------------------------------------
                                                  RESIDENT     PATIENT     GENERAL AND
                                                  SERVICES     SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                  --------     --------   --------------   ------------
Revenues........................................  $46,980       $9,468       $    327        $56,775
Facility Operating expenses.....................   34,226        7,819             --         42,045
General and administrative expenses.............       --           --         10,372         10,372
Provision for losses under shortfall funding
  agreements....................................    7,152           --             --          7,152
                                                  -------       ------       --------        -------
Income (loss) from continuing operations before
  non-recurring and extraordinary items, lease
  expense, interest (net), taxes, depreciation
  and amortization..............................  $ 5,602       $1,649       $(10,045)       $(2,794)
                                                  =======       ======       ========        =======
Total Assets....................................  $92,972       $3,922       $    264        $97,158
                                                  =======       ======       ========        =======

                                                               YEAR ENDED JUNE 30, 2000
                                                 ----------------------------------------------------
                                                 RESIDENT    PATIENT     GENERAL AND
                                                 SERVICES    SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                 --------    --------   --------------   ------------
Revenues.......................................  $ 32,205    $27,802       $   742         $ 60,749
Facility Operating expenses....................    21,734     24,098            --           45,832
General and administrative expenses............        --         --         9,964            9,964
Provision for losses under shortfall funding
  agreements...................................     5,750         --            --            5,750
                                                 --------    -------       -------         --------
Income (loss) from continuing operations before
  non-recurring and extraordinary items, lease
  expense, interest (net), taxes, depreciation
  and amortization.............................  $  4,721    $ 3,704       $(9,222)        $   (797)
                                                 ========    =======       =======         ========
Total Assets...................................  $104,398    $ 4,243       $11,353         $119,994
                                                 ========    =======       =======         ========

                                                               YEAR ENDED JUNE 30, 1999
                                                 -----------------------------------------------------
                                                 RESIDENT    PATIENT      GENERAL AND
                                                 SERVICES    SERVICES    ADMINISTRATIVE   CONSOLIDATED
                                                 --------    --------    --------------   ------------
Revenues.......................................  $24,159     $47,999        $ 6,288         $78,446
Facility Operating expenses....................   15,128      42,390             --          57,518
General and administrative expenses............       --          --         12,781          12,781
Provision for losses under shortfall funding
  agreements...................................    4,660          --             --           4,660
                                                 -------     -------        -------         -------
Income (loss) from continuing operations before
  non-recurring items, lease expense, interest
  (net), taxes, depreciation and
  amortization.................................  $ 4,371     $ 5,609        $(6,493)        $ 3,487
                                                 =======     =======        =======         =======
Total Assets...................................  $41,104     $11,764        $18,187         $71,055
                                                 =======     =======        =======         =======

     There are no material inter-segment revenues or receivables. The Company does not evaluate its operations on a geographic basis.

21. QUARTERLY FINANCIAL INFORMATION

                                           FIRST          SECOND          THIRD          FOURTH           FOUR
                                          QUARTER        QUARTER         QUARTER        QUARTER         QUARTERS
                                        -----------    ------------    -----------    ------------    ------------
                                          (UNAUDITED, IN THOUSANDS EXCEPT FOR DILUTED EARNINGS (LOSS) PER SHARE)
YEAR ENDED JUNE 30, 2001:
Total revenue.........................    $13,965        $ 15,525        $13,536        $ 13,749        $ 56,775
                                          =======        ========        =======        ========        ========
Total operating expenses..............    $19,483        $ 25,207        $21,108        $ 26,525        $ 92,323
                                          =======        ========        =======        ========        ========
Net loss..............................    $(7,226)       $(11,488)       $(9,648)       $(17,723)       $(46,085)
                                          =======        ========        =======        ========        ========
Pro forma diluted loss per share......    $ (0.21)       $  (0.34)       $ (0.28)       $  (0.52)       $  (1.35)
                                          =======        ========        =======        ========        ========
YEAR ENDED JUNE 30, 2000:
Total revenue.........................    $18,477        $ 18,465        $12,070        $ 11,737        $ 60,749
                                          =======        ========        =======        ========        ========
Total operating expenses..............    $21,823        $ 21,863        $14,343        $ 19,644        $ 77,673
                                          =======        ========        =======        ========        ========
Net loss..............................    $(4,429)       $ (3,709)       $(3,805)       $ (9,646)       $(21,589)
                                          =======        ========        =======        ========        ========
Pro forma diluted loss per share......    $ (0.26)       $  (0.18)       $ (0.11)       $  (0.26)       $  (0.81)
                                          =======        ========        =======        ========        ========
YEAR ENDED JUNE 30, 1999:
Total revenue.........................    $23,871        $ 18,682        $16,737        $ 19,156        $ 78,446
                                          =======        ========        =======        ========        ========
Total operating expenses..............    $20,797        $ 24,932        $21,277        $ 35,463        $102,469
                                          =======        ========        =======        ========        ========
Net income (loss).....................    $ 1,940        $ (5,163)       $(2,769)       $(17,645)       $(23,637)
                                          =======        ========        =======        ========        ========
Pro forma diluted earnings (loss) per
  share...............................    $  0.11        $  (0.31)       $ (0.17)       $  (1.06)       $  (1.41)
                                          =======        ========        =======        ========        ========

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balanced Care Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the financial statements, the Company has suffered recurring losses and has a stockholders' deficit and a working capital deficit. Also, the Company is in default of most of its debt and lease agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          KPMG LLP

Baltimore, Maryland
September 21, 2001

ITEM 9-- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

     The Company's Certificate of Incorporation and Bylaws, as amended (the "Bylaws"), provide that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than nine) and that the Board shall be divided into three classes. On October 8, 1999, the Board of Directors increased its size from seven to nine members, with three members in each class. In December 2000, Paul Reichmann and Pier Borra, each a Class I director, George Strong and Manfred Walt, each a Class II director, and George Kuhl, a Class III director, resigned. Y. Dov Meyer replaced Paul Reichmann as a Class I director and Gary Goodman replaced Manfred Walt as a Class II director. As a result, the Board currently consists of six members, with two members and one vacancy in each class. The terms of office of the three classes of directors (Class I, Class II and Class III) end in successive years. The terms of the Class III directors were to expire and their successors were to have been elected at the Company's 2000 annual meeting of stockholders (the "2000 Annual Meeting").

     However, because the Company postponed its 2000 Annual Meeting, the terms of the Class III directors will expire this year and their successors are to be elected at the 2001 annual meeting of stockholders (the "2001 Annual Meeting") for a two-year term expiring in 2003. The terms of the Class I directors expire this year and their successors are to be elected at the 2001 Annual Meeting for a three-year term expiring in 2004. The terms of the Class II directors do not expire until 2002.

                               CLASS I DIRECTORS

Y. DOV MEYER
  Age 37
  Director since 2000......  Since July 1996, Mr. Meyer has served as a Vice
                             President of International Property Corporation and its affiliates, a privately owned property development and management company.

BARRY REICHMANN
  Age 34
  Director since October
  1999.....................  Mr. Reichmann is the President, Chief Executive
                             Officer and a Trustee of Retirement Residences Real Estate Investment Trust ("RRR"), a real estate investment trust listed on the Toronto Stock Exchange. Mr. Reichmann is responsible for RRR's overall strategy and business development. Mr. Reichmann has been the President and a member of the Board of Directors of Central Park Lodges Ltd., a private health care company, since 1994. Mr. Reichmann is also the President and a Trustee of CPL Long Term Care Real Estate Investment Trust, a real estate investment trust listed on the Toronto Stock Exchange. Mr. Reichmann previously worked for Reichmann International Development Corporation, a privately owned property development and management company.

                         CONTINUING CLASS II DIRECTORS

EDWARD R. STOLMAN
  Age 75
  Director since 1997......  Mr. Stolman has owned and operated Stolman
                             Investments since 1982, specializing in real estate and health care investments and consulting. He joined Hospital Affiliates International, Inc. in 1968 and served as Executive Vice President and Vice Chairman, and also served as Chairman of Affiliated Health Corporation from 1984 to 1990. Mr. Stolman was an original investor in and a member of the Board of Directors of Dovebar International, Inc.

GARY GOODMAN
  Age 58
  Director since 2000......  Since February 1993, Mr. Goodman has served as an
                             Executive Vice President of Reichmann International Development Corporation and International Property Corporation and their affiliates, privately owned property management and development companies.

                              CLASS III DIRECTORS

DAVID L. GOLDSMITH
  Age 53
  Director since 1996......  Since March 1999, Mr. Goldsmith has served as
                             Managing Director for RS Investment Management, an independent money management firm. Prior to his service at RS Investment Management, Mr. Goldsmith was associated with BancAmerica Robertson Stephens and its predecessors for more than 15 years, serving as a Managing Director, Health Care for more than five years. Mr. Goldsmith is also a member of the Boards of Directors of Apria Healthcare Group Inc. and selected private companies.

BRAD E. HOLLINGER
  Age 47
  Chairman of the Board,
  President and Chief
  Executive
  Officer and a Director
  since 1995...............  Before joining the Company in 1995, Mr. Hollinger served as Executive Vice President of the Contract Services Group of Continental Medical Systems, Inc. ("CMS"), a national provider of medical rehabilitation services and contract therapy services from 1992 to 1995. Mr. Hollinger also served as Senior Vice President/Development of CMS from 1987 to 1990, leading the development and financing of eighteen inpatient medical rehabilitation hospitals in seven states. From 1985 to 1987, Mr. Hollinger served as Vice President of Development and Chief Development Officer of Rehab Hospital Service Corporation, a wholly-owned subsidiary of National Medical Enterprises, Inc. now known as Tenet Healthcare, Inc.

                               EXECUTIVE OFFICERS

Brad E. Hollinger
  Age 47
  Chairman of the Board,
  President and Chief
  Executive
  Officer and a Director...  Mr. Hollinger has served as a director and as
                             Chairman of the Board, President and Chief
                             Executive Officer of the Company since its founding in April 1995. Previously he served as Executive Vice President of the Contract Service Group of Continental Medical Systems ("CMS"), a national provider of medical rehabilitation services and contract therapy from 1992 to 1995.

Clint T. Fegan
  Age 43
  Chief Financial Officer
  (Principal Financial
  Officer).................  Mr. Fegan has served as Chief Financial Officer of the Company since February 1999. Mr. Fegan served as Vice President -- Corporate Controller for the Company from July 1998 until February 1999 and as Corporate Controller from July 1997 until June 1998. From 1994 to 1997, he served as Corporate Controller of Wilmac Corporation, a privately owned nursing home and assisted living company.

Gary W. Anderson
  Age 51
  Chief Operating
  Officer..................  Mr. Anderson has served as the Chief Operating
                             Officer for the Company since July 1999. Prior to joining the Company, Mr. Anderson served as Senior Vice President of Operations for Alterra Healthcare Corporation from April 1995 until July 1999, where he was responsible for over 150 freestanding assisted living and Alzheimer's-focused facilities. From 1992 to 1995, he served as General Manager for Marriott Senior Living Services, a senior care company and division of Marriott International, Inc.

Robin L. Barber
  Age 38
  Senior Vice
  President -- Legal
  Counsel, Assistant
  Secretary................  Ms. Barber has served as Senior Vice President and
                             Counsel since February 1999, as Vice
                             President -- Legal Services from September 1997 to January 1999, as Director -- Legal Services from February 1996 to August 1997, and as legal consultant from October 1995 to January 1996. Prior to joining the Company, she was in private practice with the law firm of Eckert Seamans Cherin & Mellot LLP from June 1993 until August 1995. Ms. Barber is the sister-in-law of Brad E. Hollinger.

Robert J. Sutton
  Age 52
  Senior Vice President --
  Corporate Services,
  Secretary................  Mr. Sutton has served as the Company's Senior Vice
                             President -- Corporate Services since March 2000 and as Secretary of the Company since its founding in April 1995. From 1993 to 1995, he was Vice President, Finance and Strategy, of CMS.

Diane M. Borger
  Age 45
  Vice
  President -- Treasurer
  (Principal Accounting
  Officer).................  Ms. Borger has served as Vice
                             President -- Treasurer of the Company since May 1998. Ms. Borger was Director of Accounting for the Company from November 1995 until May 1998. Prior to joining the Company, she served in various capacities during four years with CMS, including Accounting Manager -- Rehab Hospital Group from July 1993 to November 1995, as Manager of Corporate Financial Planning from March 1992 to July 1993, and as Corporate Financial Analyst from July 1991 to March 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons beneficially holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Commission and the AMEX. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. All of these filing requirements were satisfied, except that Mr. Strong filed a Form 5 following the required filing date to reflect an acquisition of shares of Common Stock by Mr. Strong; Mr. Goodman filed an amended Form 3 following the required filing date to revise disclosure related to the beneficial ownership of certain of his shares of Common Stock; Mr. Sutton filed an amended Form 4 following the required filing date to reflect a disposition of shares of Common Stock by Mr. Sutton; and each of the members of the Board of Directors filed a Form 5 following the required filing date to reflect the grant of an certain stock options. In making these statements, the Company has relied on copies of the reports that its officers, directors and beneficial owners of more than ten percent of the Company's Common Stock have filed with the Commission.

ITEM 11--EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the three fiscal years ended June 30, 2001, for the Company's Chief Executive Officer and for the four other most highly compensated executive officers of the Company for Fiscal 2001, as well as two additional executive officers who resigned during Fiscal 2001 (the "Named Executive Officers").

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                ANNUAL COMPENSATION        ------------
                                               ----------------------       SECURITIES
                                      FISCAL                                UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION(S)         YEAR    SALARY ($)   BONUS ($)      OPTIONS (#)    COMPENSATION ($)
------------------------------        ------   ----------   ---------      ------------   ----------------
Brad E. Hollinger...................   2001     235,504      105,000(1)(a)   85,000(2)       500,000(4)
  Chairman of the Board,               2000     225,000           --(1)(b)  125,000(3)              --
  President and Chief                  1999     225,000      150,000(1)(c)  100,000(3)              --
  Executive Officer
Gary W. Anderson....................   2001     180,000       65,000(1)(a)         --          5,000(5)
  Chief Operating Officer              2000     165,129           --(1)(b)  130,000(3)              --
                                       1999          --           --(1)(c)         --               --
Clint T. Fegan......................   2001     166,400       35,000(1)(a)         --               --
  Chief Financial Officer              2000     160,000           --(1)(b)   45,000(3)              --
                                       1999     110,616       11,880(1)(c)  146,000(3)        10,000(6)
Robin L. Barber.....................   2001     132,600       19,250(1)(a)         --               --
  Senior Vice President and            2000     116,458           --(1)(b)   20,000(3)              --
  Legal Counsel                        1999      95,083       20,000(1)(c)   25,000(3)              --

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                ANNUAL COMPENSATION        ------------
                                               ----------------------       SECURITIES
                                      FISCAL                                UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION(S)         YEAR    SALARY ($)   BONUS ($)      OPTIONS (#)    COMPENSATION ($)
------------------------------        ------   ----------   ---------      ------------   ----------------
Robert J. Sutton....................   2001     116,034       25,000(1)(a)         --               --
  Senior Vice President of Corporate   2000     100,467           --(1)(b)   15,000(3)              --
  Services                             1999      95,700       32,200(1)(c)   18,000(3)              --
Michael P. Kelly (7)................   2001      83,200       25,000(1)(a)         --         56,320(8)
  Senior Vice President of             2000     125,983       42,650(1)(b)   12,000(3)              --
  Operations                           1999      85,000       38,750(1)(c)   20,000(3)              --
David K. Barber (9).................   2001      56,650        7,500(1)(a)         --        92,305(10)
  Senior Vice President of             2000     110,000           --(1)(b)   15,000(3)              --
  Construction                         1999     110,000       33,400(1)(c)   15,000(3)              --

---------------
 (1) Reflects performance bonuses paid in (a) Fiscal 2001, (b) Fiscal 2000 and
     (c) the year ended June 30, 1999 ("Fiscal 1999"), for services rendered in
     (i) Fiscal 2000, (ii) Fiscal 1999 and (iii) Fiscal 1998. No performance bonuses were paid to the Named Executive Officers for services rendered in Fiscal 2001.

 (2) Options granted outside of the Company's Incentive Plan to purchase shares of Common Stock. Options granted during Fiscal 2000 and Fiscal 2001 are described in greater detail below.

 (3) Options granted pursuant to the Company's Incentive Plan to purchase shares of Common Stock. Options granted during Fiscal 2000 and Fiscal 2001 are described in greater detail below.

 (4) Represents a sign-on bonus received by Mr. Hollinger in Fiscal 2001.

 (5) Represents a sign-on bonus received by Mr. Anderson in Fiscal 2000.

 (6) Represents a sign-on bonus received by Mr. Fegan in Fiscal 1999.

 (7) Mr. Kelly resigned from the Company effective February 28, 2001.

 (8) Represents amounts paid to Mr. Kelly for (a) accrued but unused vacation and (b) severance pursuant to Mr. Kelly's separation agreement dated March 1, 2001, with the Company.

 (9) Mr. Barber resigned from the Company effective December 31, 2000.

(10) Represents amounts paid to Mr. Barber for (a) accrued but unused vacation and (b) severance pursuant to Mr. Barber's separation agreement dated December 28, 2000, with the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information with respect to stock options granted to the Named Executive Officers in Fiscal 2001. The options listed below are included in the Summary Compensation Table above.

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                           NUMBER OF     % OF TOTAL                                  RATES OF STOCK PRICE
                           SECURITIES     OPTIONS                                      APPRECIATION FOR
                           UNDERLYING    GRANTED TO                                     OPTION TERM(5)
                            OPTIONS     EMPLOYEES IN     EXERCISE     EXPIRATION     ---------------------
NAME                        GRANTED     FISCAL YEAR    PRICE ($/SH)      DATE           5%          10%
----                       ----------   ------------   ------------   ----------     ---------   ---------
Brad E. Hollinger........    85,000(1)      14.7%         $0.42       2/20/2011(2)    $22,452     $56,897
Gary W. Anderson.........         0           --             --              --            --          --
Clint T. Fegan...........         0           --             --              --            --          --
Robin L. Barber..........         0           --             --              --            --          --
Robert J. Sutton.........         0           --             --              --            --          --
Stephen G. Marcus........         0           --             --              --            --          --
Michael P. Kelly.........         0           --             --              --            --          --
David K. Barber..........         0           --             --              --            --          --

---------------
(1) Options granted were granted outside of the Incentive Plan to purchase shares of Common Stock.

(2) The options granted vested immediately on February 19, 2001.

(3) These assumed "potential realizable values" are mathematically derived from certain prescribed rates of stock appreciation. The actual value of these option grants is dependent on the future performance of the Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be achieved. These values are calculated using the estimated fair market values of the Common Stock on February 20, 2001 of $0.42 per share and assume that all such options are currently exercisable.

COMPENSATION OF DIRECTORS

     The members of the Board of Directors who are also employees of the Company do not receive cash compensation for their services as directors. Prior to July 1, 2001, each member of the Board of Directors who was not an employee of the Company received a $5,000 annual retainer for the member's services as a director, payable quarterly. Commencing March 31, 2001, and continuing thereafter, each non-employee director will receive a $25,000 annual retainer for the member's services as a director, payable quarterly. In addition, each non-employee director receives (ii) $1,000 for each meeting attended and (iii) $500 for each telephonic meeting in which the member participated. All directors are reimbursed for reasonable expenses incurred in attending board and committee meetings and otherwise carrying out their duties. In addition, under the Company's 1996 Stock Incentive Plan (as amended from time to time, the "Incentive Plan"), each non-employee director was granted non-qualified stock options to purchase 15,000 shares of Common Stock upon each director's initial election to the Board and each non-employee director will be granted 5,000 shares of Common Stock at each annual meeting of stockholders for the duration of his or her term. Under the Incentive Plan during Fiscal 2000, Barry Reichmann received non-qualified stock options for 15,000 shares of Common Stock and David Goldsmith and George Strong received non-qualified stock options for 5,000 shares of Common Stock. Under the Incentive Plan during Fiscal 2001, Gary Goodman and Y. Dov Meyer received non-qualified stock options for 15,000 shares of Common Stock. In February 2001, each of the members of the Board received non-qualified stock options for 85,000 shares of Common Stock, which options were granted outside of the Company's Incentive Plan as additional compensation to the Board for their efforts in connection with the restructuring of the Company's debt and lease obligations.

EMPLOYMENT AGREEMENTS

     Employment Agreement with the Chief Executive Officer. Mr. Hollinger entered into an employment agreement with the Company dated August 1, 1996, as amended December 21, 1999 and December 4, 2000

(collectively, the "Original Employment Agreement"). Pursuant to the Original Employment Agreement, for Fiscal 2000 and thereafter, Mr. Hollinger received, and was to receive, an annual salary of $225,000. On January 31, 2001, Mr. Hollinger entered into a new employment agreement with the Company, which was amended on August 30, 2001 (collectively, the "New Employment Agreement)". Under the New Employment Agreement, Mr. Hollinger received a signing bonus in the amount of $500,000 (the "Signing Bonus"). The New Employment Agreement expires on January 30, 2004, subject to two one-year renewals. Pursuant to the New Employment Agreement, for the period beginning January 31, 2001 and ending January 30, 2002, Mr. Hollinger is to receive an annual base salary of $250,000. For the period beginning on January 31, 2002 and ending on January 30, 2003, Mr. Hollinger is to receive an annual base salary of $275,000. For the period beginning January 31, 2003 and ending on January 30, 2004, and for the first and second renewal terms, Mr. Hollinger is to receive an annual base salary of $300,000. For each fiscal year of the Company throughout the term of the New Employment Agreement, Mr. Hollinger is also entitled, in the sole discretion of the Board, to receive an annual bonus in an amount not to exceed 75% of his base salary, at the rate then in effect. The Board also has the discretion to direct the Company to grant Mr. Hollinger the right to purchase shares in the Common Stock of the Company, the price and number of shares of which will be determined by the Board, in its sole discretion. Pursuant to the New Employment Agreement, as an additional incentive bonus, Mr. Hollinger is entitled to receive a cash payment in the amount of $500,000 (the "Incentive Bonus") if he achieves a Successful Restructuring (as defined in the New Employment Agreement) of the Company on or before December 31, 2002. The Incentive Bonus is due and payable immediately upon the execution of letters of intent/terms sheets evidencing the terms and conditions of the transactions that constitute the "Successful Restructuring" . If Mr. Hollinger is terminated without cause on or before October 31, 2002, he will be entitled to receive a cash payment in the amount of $500,000 within 10 business days of such termination. If Mr. Hollinger is terminated without cause after October 31, 2002 but before January 30, 2004, he will be entitled to a cash payment in an amount equal to three times his annual cash compensation at the rate then in effect within 10 business days of such termination. If the term of the New Employment Agreement is renewed and Mr. Hollinger is terminated without cause after January 30, 2004 but before the expiration of either the first or second renewal term, he will be entitled to receive a cash payment in an amount equal to his annual cash compensation at the rate of $300,000 within 10 business days of such termination. If Mr. Hollinger voluntarily resigns or retires from the Company, his employment will terminate on the effective date of his resignation or retirement and the Company will have no obligations or liabilities to Mr. Hollinger except to the extent required by law.

     Employment Agreements, Change in Control Arrangements and Termination of Employment with Other Named Executive Officers. Mr. Anderson was a party to a change in control agreement with the Company dated July 29, 1999 (the "Anderson Change in Control Agreement") that provided in the event of a Change in Control (as defined in the Anderson Change in Control Agreement) of the Company that resulted in Mr. Anderson's position being diminished in scope of authority and responsibility or a change in reporting responsibility, or if he was terminated without cause, in each case within a specified period following the Change in Control, Mr. Anderson was entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times his annual compensation then in effect. In addition, all outstanding stock options granted to Mr. Anderson under the Incentive Plan would vest immediately and would be exercisable subject to the provisions of the Incentive Plan. The Anderson Change in Control Agreement expired in December 2000 and no payments were made to Mr. Anderson thereunder.

     Mr. Fegan is a party to an employment agreement with the Company dated February 11, 1999, as amended December 21, 1999 (the "Fegan Employment Agreement"). The Fegan Employment Agreement expires on February 11, 2002, subject to annual extensions thereafter. Pursuant to the Fegan Employment Agreement, Mr. Fegan is entitled to receive an annual salary of $160,000, subject to increase by the Board of Directors. For each fiscal year of the Company throughout the term of the agreement, Mr. Fegan is also entitled to receive an annual bonus of up to 50% of his base salary based upon his performance of stated objectives and the Company's achievement of certain levels of pre-tax earnings to be determined by the Board of Directors. Pursuant to the Fegan Employment Agreement, the Company granted Mr. Fegan options to purchase 125,000 shares of Common Stock at a purchase price of $2.53, the fair market value of a share of Common Stock on March 3, 1999. These options generally vest in accordance with the Incentive Plan

(including the Change of Control acceleration provision contained in such plan), provided that if the Company experiences a Change in Control (as defined in the Fegan Employment Agreement), the options will become fully vested and exercisable in accordance with the Incentive Plan. If the Company terminates Mr. Fegan's employment without Cause, other than following a Change in Control (as such terms are defined in the Fegan Employment Agreement), he will be entitled to receive an amount equal to his annual compensation plus the amount of any pro-rata bonus accrued for that year (the "Termination Payment"). At the Company's option, the Termination Payment may be paid in cash (i) in a lump sum within 45 days or (ii) in 12 equal monthly installments following such termination. In the event of a Change in Control of the Company that results in Mr. Fegan's position being diminished in scope of authority and responsibility or a change in reporting responsibility, or if he is terminated without Cause, in each case within a specified period following the Change in Control, Mr. Fegan is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to three times his annual compensation then in effect plus his annual bonus percentage payable for the year in which the event occurred; provided, however, the bonus is payable only if the Company's annual operating budget was achieved and Mr. Fegan was employed for the entire year.

     Ms. Barber is a party to a change in control agreement with the Company dated November 20, 1998, as amended December 21, 1999 (the "Barber Change in Control Agreement"), that provides in the event of a Change in Control (as defined in the Barber Change in Control Agreement) of the Company that results in Ms. Barber's position being diminished in scope of authority and responsibility or a change in reporting responsibility, or if she is terminated without cause, in each case within a specified period following the Change in Control, Ms. Barber is entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times her annual compensation then in effect plus the maximum amount of her potential annual bonus percentage payable for the year in which the event occurred. In addition, all outstanding stock options granted to Ms. Barber under the Incentive Plan will vest immediately and will be exercisable subject to the provisions of the Incentive Plan.

     Mr. Sutton is a party to an employment agreement with the Company dated September 20, 1995 (the "Sutton Employment Agreement"). The Sutton Employment Agreement had an initial term of three years and, to date, has been automatically renewed for successive one-year terms. During the current term of the Sutton Employment Agreement, Mr. Sutton is entitled to receive a base salary of $116,033, subject to increases as determined by the Board of Directors, and an annual bonus of not less than 40% of his base salary upon achievement of the annual operating budget as approved by the Board of Directors. In the event of a termination following a Change in Control (as defined in the Sutton Employment Agreement), Mr. Sutton will be entitled to a lump sum cash payment equal to his total cash and bonus compensation for the preceding three years.

     Mr. Kelly resigned from the Company effective February 28, 2001. Mr. Kelly was a party to an employment agreement with the Company dated January 31, 1997, as subsequently amended (the "Kelly Employment Agreement"). The Kelly Employment Agreement had an initial term of three years and was automatically renewed on January 31, 2001. Unless either the Company or Mr. Kelly gave the other party written notice of the intention not to renew the Kelly Employment Agreement at least 90 calendar days before the expiration of the existing term, the Kelly Employment Agreement would be automatically renewed for successive one-year periods. During the current term of the Kelly Employment Agreement, Mr. Kelly was entitled to receive a base salary of $120,000, subject to increases as determined by the Board of Directors. During Fiscal 2000, Mr. Kelly received a base salary of $125,983. Throughout the term of the Kelly Employment Agreement, Mr. Kelly was also entitled to receive an annual bonus in an amount up to 70% of his base salary upon achievement by the Company of certain levels of pre-tax earnings to be determined by the Board of Directors. On March 1, 2001, Mr. Kelly and the Company entered into a separation agreement (the "Kelly Separation Agreement") that supersedes the Kelly Employment Agreement and provides for Mr. Kelly to receive certain severance benefits. On April 30, 2001, Mr. Kelly received a lump sum payment in the amount of $19,920 representing the value of his accrued but unused vacation days as of the date of his resignation. Mr. Kelly will also receive six months of severance pay at the annual salary in effect upon his resignation, which will be paid semi-monthly in accordance with the Company's normal payroll practices, commencing on March 30, 2001 and continuing through September 15, 2001.

     Mr. Barber resigned from the Company effective December 30, 2000. Mr. Barber was a party to a change in control agreement with the Company dated September 23, 1998 (the D. Barber Change in Control Agreement") that provided in the event of a Change in Control (as defined in the D. Barber Change in Control Agreement) of the Company that resulted in Mr. Barber's position being diminished in scope of authority and responsibilities or a change in reporting responsibility, or if he was terminated without cause, in each case within a specified period following the Change in Control, Mr. Barber was entitled to receive a cash payment within 30 days of the occurrence of such an event in an amount equal to two times his annual compensation then in effect plus the maximum amount of his potential annual bonus percentage payable for the year in which the event occurred. In addition, all outstanding stock options granted to Mr. Barber under the Incentive Plan would vest immediately and would be exercisable subject to the provisions of the Incentive Plan. On December 28, 2000, Mr. Barber and the Company entered into a separation agreement (the "Barber Separation Agreement") that supersedes the D. Barber Change in Control Agreement and provides for Mr. Barber to receive certain severance benefits. On January 12, 2001, Mr. Barber received an initial lump sum severance payment in the amount of $15,000 (less applicable withholdings and deductions). On January 12, 2001, Mr. Barber also received a lump sum payment in the amount of $13,075 representing the value of his accrued but unused vacation days as of his resignation. Mr. Barber will also receive severance pay in the amount of $256,920 (less applicable withholdings and deductions), which amount is equal to the sum of (i) two times Mr. Barber's final annual salary of $113,300 and (ii) a bonus equal to 40% of Mr. Barber's final annual salary. Mr. Barber's severance will be paid semi-monthly in accordance with the Company's normal payroll practices, commencing on January 12, 2001 and continuing through December 31, 2002 (the "Salary Continuation Period"). In the event the Company is recapitalized through an equity security or a hybrid equity security raising proceeds in excess of $15,000,000 or the Company is acquired during the Salary Continuation Period, Mr. Barber will be entitled to a lump sum payment of his unpaid severance within five days of closing on the recapitalization or acquisition. Mr. Barber's stock options representing an aggregate of 43,125 shares of Common Stock vested immediately on December 31, 2000 and were exercisable until March 31, 2001, subject to the provisions of the Incentive Plan. Mr. Barber's stock options automatically expired on March 31, 2001 and none were exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

ITEM 12--SECURITY OWNERSHIP

     The following table sets forth the beneficial ownership of the Company's Common Stock as of September 20, 2001 by each person or group known by the Company to beneficially own more than five percent of outstanding Common Stock, each director, nominee for director and Named Executive Officer, and by all directors and executive officers as a group. Beneficial ownership was calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. Unless otherwise indicated, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. As of September 20, 2001, there were 34,172,847 issued and outstanding shares of Common Stock and no shares of Preferred Stock were issued and outstanding.

                                                                    AMOUNT AND
                                                                    NATURE OF
                                                                    BENEFICIAL         PERCENT OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP            CLASS
--------------        ------------------------------------         ------------        ----------
Common Stock      IPC Advisors S.A.R.L. .......................      18,212,100(1)        53.3%
                  28 rue Jean Baptiste Fresez
                  L-1542 Luxembourg
Common Stock      Crosslink Capital, Inc. .....................       2,469,140(2)        7.20%
                  555 California Street, Suite 2350
                  San Francisco, CA 94104

                                                                    AMOUNT AND
                                                                    NATURE OF
                                                                    BENEFICIAL         PERCENT OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP            CLASS
--------------        ------------------------------------         ------------        ----------
Common Stock      Brad E. Hollinger............................       1,033,213(3)         3.0%
Common Stock      David L. Goldsmith...........................         145,663(4)           *
Common Stock      Barry Reichmann..............................         105,000(5)           *
Common Stock      Edward R. Stolman............................         124,250(6)           *
Common Stock      Gary Goodman.................................         115,000(7)           *
Common Stock      Y. Dov Meyer.................................         105,000(8)           *
Common Stock      Gary W. Anderson.............................          48,750(9)           *
Common Stock      Clint T. Fegan...............................         104,250(10)          *
Common Stock      Robin L. Barber..............................         130,929(11)          *
Common Stock      Robert J. Sutton.............................          40,250(12)          *
Common Stock      Michael P. Kelly.............................          78,750(13)          *
Common Stock      David K. Barber..............................          72,544              *
Common Stock      All Directors and Executive Officers as a           1,952,305(15)        5.5%
                  Group (10 persons)(14).......................

---------------
  * Indicates ownership of less than 1% of the Common Stock.

 (1) LXB Investments Limited ("LXB") is the sole shareholder of IPC. The Lillian Trust (the "Lillian Trust") is the sole shareholder of LXB. The RBC Trustees (Guernsey) Limited ("RBC") is the trustee of the Lillian Trust. LXB, the Lillian Trust and RBC may each be deemed to be beneficial owners of the 18,212,100 shares pursuant to Rule 13d-3 of the Exchange Act. IPC, LXB, the Lillian Trust and RBC have shared voting and investment power with respect to the 18,212,100 shares of Common Stock. This information is based on the stockholder's Schedule 13D (Amendment No. 3) filed with the SEC on February 16, 2001.

 (2) Crosslink Capital, Inc. ("Crosslink") is a registered investment advisor. Michael Joseph Stark and Seymour Franklin Kaufman are the controlling stockholders of Crosslink. Messrs. Stark and Kaufman share voting and investment power with respect to the 2,469,140 shares of Common Stock and Mr. Kaufman has sole voting and investment power with respect to 223,134 shares of Common Stock. This information is based on the stockholder's
     Schedule 13G (Amendment No. 4) filed with the SEC on February 14, 2001.

 (3) Includes 253,750 shares subject to stock options presently exercisable or exercisable within 60 days. Also includes 1,150 shares held jointly by Brad
     E. Hollinger and his spouse, and 5,250 shares subject to a third party's right to purchase. Does not include 20,000 shares held by Mr. Hollinger's spouse subject to stock options. Mr. Hollinger disclaims beneficial ownership as to the 20,000 shares held by his spouse subject to stock options.

 (4) Includes 34,413 shares owned by the Goldsmith Family Trust. As the co-trustee, Mr. Goldsmith has voting and investment power with respect to the shares held by the trust and may be deemed to have indirect beneficial ownership of them. Also includes 111,250 shares held subject to stock options presently exercisable or exercisable within 60 days, including 5,000 shares that will be granted automatically as of the date of the Annual Meeting in accordance with the Company's Incentive Plan.

 (5) Includes 105,000 shares held subject to stock options presently exercisable or exercisable within 60 days, including 5,000 shares that will be granted automatically as of the date of the Annual Meeting in accordance with the Company's Incentive Plan.

 (6) Includes 18,000 shares owned by The Stolman Family Trust. Also includes 106,250 shares held subject to stock options presently exercisable or exercisable within 60 days, including 5,000 shares that will be granted automatically as of the date of the Annual Meeting in accordance with the Company's Incentive Plan.

 (7) Includes 105,000 shares held subject to stock options presently exercisable or exercisable within 60 days, including 5,000 shares that will be granted automatically as of the date of the Annual Meeting in accordance with the Company's Incentive Plan. Also includes 10,000 shares held by a corporation in which Mr. Goodman owns a controlling interest. Does not include 70,000 shares held by a corporation in which Mr. Goodman's spouse owns a controlling interest. Mr. Goodman disclaims beneficial ownership as to the 70,000 shares held by the corporation in which his spouse owns a controlling interest.

 (8) Includes 105,000 shares held subject to stock options presently exercisable or exercisable within 60 days, including 5,000 shares that will be granted automatically as of the date of the Annual Meeting in accordance with the Company's Incentive Plan. Does not include 13,600 shares held by Mr. Meyer's spouse. Mr. Meyer disclaims beneficial ownership as to the 13,600 shares held by his spouse.

 (9) Includes 48,750 shares held subject to stock options.

(10) Includes 104,250 shares held subject to stock options presently exercisable or exercisable within 60 days.

(11) Includes 59,375 shares held subject to stock options presently exercisable or exercisable within 60 days.

(12) Includes 40,250 shares held by Mr. Sutton subject to stock options presently exercisable or exercisable within 60 days.

(13) Mr. Kelly owns 78,750 shares with his spouse.

(14) Includes directors and officers as of September 30, 2001. Mr. Barber resigned as an executive officer effective December 31, 2000 and Mr. Kelly resigned as an executive officer effective February 28, 2001.

(15) Includes 1,038,875 shares held subject to stock options presently exercisable or exercisable within 60 days.

ITEM 13--CERTAIN TRANSACTIONS AND RELATIONSHIPS WITH THE COMPANY

     Directors and Executive Officers. Brad Hollinger, President, Chief Executive Officer and Chairman of the Board, was the sole member of Financial Care Investors, LLC, a Delaware limited liability company ("FCI"). FCI owned six Operator/Lessees (collectively, the "FCI Subsidiaries") that entered into management agreements, option agreements, and other transaction documents with the Company, and facility lease agreements with a Real Estate Investment Trust ("REIT") in September 1998. Effective September 30, 1999, FCI redeemed Mr. Hollinger's equity interests for nominal consideration and sold the equity interests to a group of third party investors.

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

     Bill R. Foster, Sr., a director of the Company until October 1999, received $114,727 for leasing to the Company two assisted living facilities in Springfield and Nevada, Missouri and the Company's regional headquarters in Springfield, Missouri .

     Pier Borra, a director of the Company until December 2000, was a party to a consulting agreement with the Company to provide investor relations, tactical planning and other consulting services. In consideration for each hour of service not to exceed 120 hours per year, Mr. Borra is granted a non-qualified stock option for 250 shares of the Company's Common Stock, subject to the terms and conditions pertaining to "Independent Contractors" under the Company's Incentive Plan. During Fiscal 2000, Mr. Borra was granted a non-qualified stock option for 20,000 shares of the Company's Common Stock at an exercise price of $2.59 per share.

     Robin Barber, sister-in-law of Brad E. Hollinger and spouse of Scott J. Hollinger, has been employed by the Company as Director of Legal Services since 1996, Vice President and Senior Counsel since Septem-ber 1997, and Senior Vice President and Legal Counsel since February 1999. During Fiscal 2000 and Fiscal 2001, Ms. Barber received an annual salary of $116,458 and 132,600, respectively.

     David Barber, brother of Robin L. Barber, was employed by the Company as Vice President -Construction from June 1996 until June 1998 and Senior Vice President - Construction from July 1998 until December 2000. During Fiscal 2000 and Fiscal 2001, David Barber received an annual salary of $110,000 and $56,650, respectively. David Barber resigned effective December 31, 2000.

     Scott J. Hollinger, brother of Brad E. Hollinger and spouse of Robin L. Barber, was employed by the Company as a Construction Project Manager from December 1996 until June 1998 and Director -- Project Management from July 1998 until February 28, 2001. During Fiscal 2000 and Fiscal 2001, Scott J. Hollinger received an annual salary of $65,000 and $65,628, respectively. Scott J. Hollinger resigned effective February 28, 2001.

     Deborah Myers Welsh, spouse of Brad E. Hollinger, entered into a consulting agreement with the Company on February 3, 1997 to provide legal services at the rate of $110 per hour not to exceed 30 hours per week for 50 weeks. During Fiscal 2000 and 2001, Ms. Welsh received $118,120 and $99,340, respectively, under such arrangement.

  SIGNIFICANT STOCKHOLDER AND AFFILIATED GROUP

     SUBSCRIPTION AGREEMENT. Pursuant to the Subscription Agreement between the Company and IPC, IPC made an equity investment in the Company in the aggregate amount of $20,875,000, which was structured in two phases. In the first phase of the transaction, on October 11, 1999, IPC purchased 3,300,000 shares of Series C Convertible Preferred stock of the Company, par value $0.001 (the "Series C Preferred Stock") for an aggregate purchase price of $4,125,000, which was convertible into Common Stock on a one-to-one basis. In the second phase of the transaction, on December 21, 1999, the stockholders of the Company approved IPC's purchase of 13,400,000 newly issued shares of Common Stock for an aggregate purchase price of $16,750,000 pursuant to the Subscription Agreement. In connection with the stockholder approval and in accordance with the Subscription Agreement, the 3,300,000 shares of Series C Preferred Stock automatically converted into 3,300,000 newly issued shares of Common Stock. Pursuant to the Subscription Agreement, the Corporation agreed to nominate or appoint four of the nine members of the Company's Board of Directors as selected by IPC on an annual basis. In addition, IPC is entitled to designate at least 50% of the members of any committee of the Board of Directors. The Company cannot increase the size of its Board in excess of nine members without IPC's prior consent. As a result of the foregoing transactions and certain subsequent open market purchases, as of November 6, 2000, IPC owned 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the outstanding shares of the Company. See also "Security Ownership."

     DEBENTURES. On July 31, 2000, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM" and together with HR and RH, collectively, the "Holders"), each purchased at par from the Company, 9.5% unsecured convertible grid debentures (as amended, collectively, the "Debentures"), in an aggregate principal amount equal to $14,000,000. The Debentures were purchased in accordance with the terms and conditions of three purchase agreements dated as of June 30, 2000 between the Company and each of the Holders. Under the Debentures, the Holders had the right, at any time up to and including the earlier to occur of the Early Termination Date (as defined below) and July 1, 2005 (the "Maturity Date"), to convert all or any part of the Debentures into Common Stock of the Company at the conversion rate of $2.00 per share (subject to adjustment as provided in the Debentures, the "Conversion Rate"). Interest under the Debentures accrued at an annual rate of 9.5% and is due and payable quarterly. The Company, at its option, could pay the interest in cash or in lieu of payment, and add the interest amount payable to the outstanding principal amount of the Debentures, subject to certain conditions precedent. The Company could terminate, on 30 days' written notice, the Holders' conversion rights at any time after December 31, 2002 if the average closing price per share of Common Stock of the Company on the AMEX for the 20 consecutive trading days ending five trading days preceding the date on which the notice of termination was given to the Holders by the Company was not less than 200% of the Conversion Rate (the "Early Termination Date"). Events of default occurred under the Debentures and as a result in accordance with the provisions of the Debentures they became immediately due and payable. Notwithstanding the foregoing, the Holders each notified the Company in writing that they did not intend to take any action to enforce their rights to receive payment of the outstanding obligations under the Debentures prior to April 6, 2001. On April 4, 2001, the Company paid the Holders all of the outstanding obligations in full under the Debentures with part of the proceeds of the VXM Loan discussed below.

     PROPOSED OFFER. On November 6, 2000, IPC and the Company, based on the considerations of a special committee of certain of the independent directors of the Board of Directors of the Company (the "Special Committee"), entered into a letter agreement (the "Letter Agreement") pursuant to which IPC agreed to consider making an offer of $1.00 per common share in cash for the entire equity interest in the Company not already owned by IPC, subject to the completion of due diligence satisfactory to IPC in its sole discretion, and to the negotiation and execution of mutually satisfactory definitive documentation (the "Proposed Offer").

     Under the Letter Agreement, in consideration of HR, RH and VXM's willingness to make loans to the Company in the aggregate amount of $8,000,000 (as discussed below), and in further consideration of IPC incurring time and expense in conducting due diligence, the Company agreed to amend Section 6.8 of the Subscription Agreement dated as of October 8, 1999 between the Company and IPC to permit IPC to make the Proposed Offer. In addition, the Company agreed, subject to the fiduciary duties of the Company's board of directors, not to solicit, participate in discussions or negotiations concerning or furnish information to any person other than IPC until January 15, 2001. In the event the Company received an unsolicited request for information or an unsolicited acquisition proposal, if the Special Committee determined in its good faith judgment (after receiving the advice of counsel) that if the Company failed to participate in such discussions or negotiations with or provide such information to, the person making the acquisition proposal or requesting information, there was a reasonable probability that the Board of Directors would be in violation of its fiduciary duties under applicable law, then the Company was required to notify IPC and keep IPC fully informed of the status and details of any such acquisition proposal or inquiry. If such an acquisition proposal would have been approved by the Board of Directors prior to January 31, 2000, the Company was required to reimburse IPC for its documented costs and expenses (including, without limitation, reasonable attorneys' fees), in connection with the transactions contemplated by the Letter Agreement, up to an aggregate of $500,000.

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

     LOANS. Under the Letter Agreement, the Company requested that HR, RH and VXM make loans to the Company in the aggregate amount of $8,000,000. On November 6, 2000, $6,500,000 of the $8,000,000 was loaned to the Company (the '$6.5M
Loan") and on December 7, 2000, the remaining $1,500,000 was loaned to the Company (the "$1.5M Loan"). The $6.5M Loan and the $1.5M Loan were evidenced by six promissory notes made by the Company, as follows: (1) a $2,166,667 note and a $500,000 note in favor of HR,

(2) a $2,166,667 note and a $500,000 note in favor of RH and (3) a $2,166,666 note and a $500,000 note in favor of VXM (collectively, the "Initial Notes"). Interest accrued under the Initial Notes at a fixed annual rate of 12%, and was due and payable monthly in arrears. The Initial Notes had a maturity date of January 31, 2001. The Company did not make the payments required under the Initial Notes and therefore events of default occurred thereunder. In accordance with the provisions of the Initial Notes, all outstanding amounts were immediately due and payable. Notwithstanding the foregoing, HR, RH and VXM agreed in writing to extend the maturity of the Initial Notes until April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Initial Notes with part of the proceeds of the VXM Loan discussed below.

     On February 9, 2001, VXM made a loan to the Company in the amount of $750,000, as evidenced by a promissory note made by the Company in favor of VXM (the "February Note"). On March 7, 2001, VXM made a loan to the Company in the amount of $850,000 in favor of VXM (the "March Note" and, together with the February Note, collectively, the "Subsequent Notes"). Interest accrued under the Subsequent Notes at a fixed annual rate of 12% and was due and payable on maturity. The Subsequent Notes each had a maturity date of April 6, 2001. On April 4, 2001, the Company paid all of the outstanding obligations under the Subsequent Notes with part of the proceeds of the VXM Loan discussed below.

     On April 4, 2001, HR, RH and VXM made a loan to the Company in the original principal amount of $27,853,524, which amount has been increased from time to time to the current principal amount of $31,403,524 (the "VXM Loan"). The VXM Loan was made under the terms and conditions set forth in a loan agreement dated April 4, 2001 among the Company, HR, RH and VXM (as the same has been amended from time to time, the "VXM Loan Agreement"). The VXM Loan accrues interest at a fixed annual rate of 12% and has a maturity date of October 16, 2001. The Company used $26,003,524 of the proceeds to satisfy the obligations under the Debentures, the Initial Notes and the Subsequent Notes. The balance will be used by the Company for working capital.

     The VXM Loan is secured by a pledge of the stock of certain of the Company's subsidiaries (collectively, the Subsidiaries") pursuant to a Stock Pledge Agreement dated as of April 4, 2001 (the "Stock Pledge Agreement"). In addition, the Company, the Subsidiaries, HR, RH, VXM and Heller Healthcare Finance, Inc. ("Heller") entered into a Subordination Agreement dated as of April 4, 2001 (the "Subordination Agreement"). Under the Subordination Agreement, HR, RH and VXM (collectively, the "Junior Lender") agreed to subordinate their respective rights and interests in and to the "Junior Debt" and the "Junior Loan Documents" (as such terms are defined in the Subordination Agreement) in favor of Heller, including the Junior Lender's rights under the Stock Pledge Agreement and the VXM Loan Agreement. The Junior Lender has agreed to refrain from taking any action or from receiving any payment with respect to the Junior Debt and the Junior Loan Documents until the Company's obligations to Heller are paid in full. As of March 31, 2001, the Company's outstanding obligations to Heller include (1) a $37,000,000 loan having a maturity date of December 31, 2001 and (2) the Company's $12,000,000 revolving line of credit, having a maturity date of July 29, 2002 (collectively, the "Heller Obligations"). On or before September 30, 2001, subject to satisfaction of all conditions precedent, Heller has agreed to consolidate the Heller Obligations into one loan in the amount of $50,737,000 having a maturity date of December 31, 2002. The Junior Debt will continue to be subordinate to the consolidated Heller Loan.

     MEDITRUST NOTE. On December 30, 1999, the Company and IPC (collectively, "Maker") made a promissory note in the amount of $7,811,054 (the "Meditrust Note") in favor of New Meditrust Corporation, as assigned to La Quinta TRS II, Inc. on March 28, 2001 ("Meditrust"). The Meditrust Note had a maturity date of April 3, 2001 (the "Maturity Date"). On April 4, 2001, the Company received written notice from Meditrust that stated Maker had failed to pay the Meditrust Note on the Maturity Date and demanded immediate payment. To date, the Meditrust Note has not been paid by Maker. See "Strategic Changes in Business Developments."

     The Company entered into an Indemnification, Defense, Hold Harmless and Reimbursement Agreement dated as of December 29, 1999 in favor of IPC (the "Indemnification Agreement"), under which the Company agreed to indemnify IPC for its obligations to Meditrust under the Meditrust Note. The Company's obligations under the Indemnification Agreement are secured by a pledge of the stock of certain of the

Company's subsidiaries pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as the same has been amended from time to time. IPC's rights and interests under the IPC Stock Pledge Agreement are also subordinated to the rights of Heller pursuant to a Third Amended and Restated Subordination Agreement dated as of March 7, 2001. IPC has agreed to refrain from taking any action or from receiving any payment arising under or with respect to the Indemnification Agreement until the consolidated Heller loan is paid in full.

     RIGHT OF FIRST REFUSAL. IPC entered into a Right of First Refusal Agreement dated as of December 30, 1999 (the "Right of First Refusal Agreement") with Meditrust Mortgage Investments, Inc. ("MMI") and Meditrust Corporation ("MC" and together with MMI, the "Meditrust Parties"). Subject to the terms and conditions of the Right of First Refusal Agreement, including without limitation the provisions regarding termination, in the event the Meditrust Parties desire to transfer the 1,081,312 shares of Common Stock of the Company owned by the Meditrust Parties (the "Stock") to any party other than a direct or indirect subsidiary, the Meditrust Parties are obligated to offer to sell the Stock to IPC on the same terms.

     IPC and the Holders may be deemed to be an affiliated group within the meaning of Section 13(d)(3) of the Exchange Act. See also "Security Ownership."

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     (a)(2) Financial Statement Schedule:

        See (d) below.

     (a)(3) Exhibits

     The following exhibits are filed herewith or are incorporated by reference herein:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
  3.2     Certificate of Elimination of Series C Convertible Preferred
          Stock of Balanced Care Corporation (incorporated by
          reference to Exhibit 3.1 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 2000 (No. 001-13845))
  3.3     Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
  3.4     Amendment to Amended and Restated By-laws of Balanced Care
          Corporation dated August 17, 2000 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (No. 001-13845))
  3.5     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of November 4, 1999
          (incorporated by reference to Exhibit 3.5 to the Annual
          Report on Form 10-K for the year ended June, 2000 (No.
          001-13845))
  4.1     Updated Schedule to Form of Capital Stock Purchase Warrant
          filed as Exhibit 4.9 to the Registration Statement on Form
          S-1 (No. 333-37833) (filed herewith)
  4.2     Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
  4.3     Form of Capital Stock Purchase Warrant, together with
          schedule (filed herewith)
  4.4     Stock Purchase Warrant dated December 21, 1999, granted by
          BCC to Raymond James & Associates, Inc. (filed herewith)
  4.5     Capital Stock Purchase Warrant dated September 1, 1998
          granted to Dale Cordial (filed herewith)
  4.6     Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999 between Balanced Care Corporation and IPC Advisors S.a.r.l. ("IPC") (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
          dated October 21, 1999 (No. 001-13845))
  4.7     Registration Rights Agreement between Balanced Care
          Corporation and IPC dated October 8, 1999 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
  4.8     Amendment and Joinder to Registration Rights Agreement by
          and among BCC, IPC, HR Investments Limited, RH Investments
          Limited and VXM Investments Limited dated as of July 31,
          2000 (incorporated by reference to Exhibit 10.135 of the
          Company's Annual Report on Form 10-K for the year ended June
          30, 2000 (No. 001-13845))
  9.1     Voting Agreement dated October 8, 1999 among IPC, the
          Company and certain of its stockholders (incorporated by
          reference to Exhibit 9.1 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
 10.1     Updated Schedule to Form of Meditrust Facility Lease
          Agreement filed as Exhibit 10.46 to the Registration
          Statement on Form S-1 (No. 333-37833) (filed herewith)
 10.2     Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.3     Schedule to Form of Meditrust Facility Lease Agreement
          (incorporated by reference 10.3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.4     Form of Meditrust Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.5     Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.6     Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.7     Schedule to Form of Meditrust Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.9 to the Company's
          Annual Report on Form l0-K for the year ended June 30, 1998
          (No. 001-13845))
 10.8     Form of Meditrust Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.9     Schedule to Form of Meditrust Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.10    Form of American Health Properties, Inc. ("AHP") Lease and
          Security Agreement (incorporated by reference to Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.11    Schedule to Form of AHP Lease and Security Agreement
          (incorporated by reference to Exhibit 10.33 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.12    Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.13    Schedule to Form of AHP Option Agreement (incorporated by
          reference to Exhibit 10.37 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.14    AHP Option Agreement II (incorporated by reference to
          Exhibit 10.38 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.15    Form of AHP Shortfall Funding Agreement, together with
          schedule (incorporated by reference to Exhibit 10.75 to the
          Registration Statement on Form S-1 (No. 333-37833))
 10.16    Schedule to Form of AHP Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.40 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.17    Form of AHP Working Capital Assurance Agreement, together
          with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))
 10.18    Schedule to Form of AHP Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.42 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.19    Form of Ocwen Financial Corporation ("Ocwen") Lease
          Agreement (incorporated by reference to Exhibit 10.43 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (001-13845))
 10.20    Letter Agreement between BCC and Centerville ALF, Inc.,
          Medina ALF, Inc., and Shippensburg ALF, Inc., dated July 18,
          2000 (filed herewith)
 10.21    First Amendment to Facility Agreement by and between AHP and
          BCC (incorporated by reference to Exhibit 10.17 to the
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (No. 001-13845))
 10.22    Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.23    Form of Ocwen Option Agreement (incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.24    Schedule to Form Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.25    Form of Ocwen Shortfall Funding Agreement(incorporated by
          reference to Exhibit 10.49 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.26    Schedule to Form of Ocwen Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.50 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.27    Ocwen Shortfall Funding Agreement II (incorporated by
          reference to Exhibit 10.51 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.28    Form of Ocwen Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.52 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.29    Schedule to Form of Ocwen Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.53 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.30    Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.31    First Amendment to Option Agreements, Shortfall Funding
          Agreements and Stock Pledge Agreements (incorporated by
          reference to Exhibit 10.55 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.32    Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))
 10.33    Form of Capstone Lease (incorporated by reference to Exhibit
          10.57 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.34    Schedule to Form of Capstone Lease (incorporated by
          reference to Exhibit 10.58 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.35    Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.36    Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.37    Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.38    Schedule to Form of Capstone Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.63 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.39    Form of Capstone Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.64 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.40    Schedule to Form of Capstone Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.65 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.41    Form of Capstone Assignment, Assumption and Amendment
          Agreement (incorporated by reference to Exhibit 10.66 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.42    Schedule to Form of Capstone Assignment, Assumption and
          Amendment Agreement (incorporated by reference to Exhibit
          10.67 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.43    Omnibus Amendment Agreement No. 1 to Development Agreement
          by and among Capstone Capital of Pennsylvania, Inc., HR
          Acquisition I Corporation, Capstone Capital of Virginia,
          Inc., BCC Development and Management Co., and BCC dated as
          October 25, 2000 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.44    Omnibus Amendment Agreement No. 1 to Lease Agreements by and
          among Capstone Capital of Pennsylvania, Inc., HR Acquisition
          I Corporation, Capstone Capital of Virginia, Inc., Extended
          Care Operators of Harrisburg, LLC, Extended Care Operators
          of Ravenna, LLC, Extended Care Operators of Greensboro, LLC,
          ALCO XI, ALCO VI, LLC, ALCO X, LLC, ALCO IX, BCC at
          Greensboro, Inc., and BCC dated as October 25, 2000
          (incorporated by reference to Exhibit 10.21 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.45    Lease dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1
          (No. 333-38733))
 10.46    First Amendment dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at
          Mt. Royal Pines, Inc. (incorporated by reference to Exhibit
          10.35 to the Registration Statement on Form S-1 (No.
          333-37833))
 10.47    Loan and Security Agreement among Balanced Care Corporation
          ("BCC") and certain of its wholly-owned subsidiaries and
          HCFP Funding, Inc. ("HCFP") (incorporated by reference to
          Exhibit 10.1 to the Company's Annual Report on Form 10-K for
          the year ended June 30, 1999 (No. 001-13845))
 10.48    Amended and Restated Revolving Credit Note from BCC and
          certain of its wholly-owned subsidiaries in favor of HCFP
          dated July 29, 1999 (filed herewith)
 10.49    Environmental Indemnity Agreement by BCC and certain of its wholly-owned subsidiaries in favor of HCFP (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
 10.50    Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP (incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.51    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP (incorporated by
          reference to Exhibit 10.5 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
 10.52    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (No.
          001-13845))
 10.53    Amendment No. 1 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and HCFP dated July
          1, 1999 (incorporated by reference to Exhibit 10.8 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.54    Amendment No. 2 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and HCFP dated July
          29, 1999 (incorporated by reference to Exhibit 10.9 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.55    Amendment No. 3 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and
          HHF(incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.56    Consulting Agreement between Pier C. Borra and BCC dated
          March 22, 1999, effective December 8, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the Quarter ended March 31, 1999 (No. 001-13845))
 10.57    Memorandum of Understanding by and among New Meditrust
          Company, LLC, IPC, BCC, and Balanced Care Realty at Altoona,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at
          Mansfield, Inc., Balanced Care Realty at Martinsburg, Inc.,
          Balanced Care Realty at Maumelle, Inc, Balanced Care Realty
          at Mountain Home, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at Sherwood,
          Inc., and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.1 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
 10.58    Option Agreement by and among New Meditrust Company LLC,
          IPC, and BCC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 14,
          2000 (No. 001-13845))
 10.59    First Amendment to Option Agreement by and among IPC, BCC, and New Meditrust Company LLC (incorporated by reference to
          Exhibit 10.5 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))
 10.60    Promissory Note made by BCC and IPC in favor of New
          Meditrust Company LLC (incorporated by reference to Exhibit
          10.3 of the Company's Current Report on Form 8-K dated
          January 14, 2000 (No. 001-13845))
 10.61    First Amendment to Promissory Note by and among IPC, BCC,
          and New Meditrust Company LLC (incorporated by reference to
          Exhibit 10.4 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.62    Indemnification, Defense, Hold Harmless and Reimbursement
          Agreement by and between BCC and IPC (incorporated by
          reference to Exhibit 10.6 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
 10.63    Right of First Refusal Agreement by and among Meditrust
          Mortgage Investments, Inc., Meditrust Corporation, and IPC
          (incorporated by reference to Exhibit 10.7 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
 10.64    Asset Purchase Agreement by and between BCC and certain
          subsidiaries and Christian Health Care of Missouri, Inc.
          ("CHC") (incorporated by reference to Exhibit 10.1 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.65    First Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.66    Second Amendment to Asset Purchase Agreement dated by and
          between BCC and certain subsidiaries and CHC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 27, 2000 (No. 001-13845))
 10.67    Third Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.4 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.68    Fourth Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.5 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.69    Promissory Note (First) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc. in favor of BCC (incorporated by reference to Exhibit 10.6 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.70    Promissory Note (Second) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc., in favor of BCC (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.71    Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Termination of Lease Documents, Consent to
          Assignment and Confirmation of Guaranties by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc., National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Lebanon Park Manor,
          Inc., BCC at Nixa Park Center, Inc., BCC at Springfield Care
          Center, Inc., BCC at Mt. Vernon Park Care Center, Inc., BCC
          at Mt. Vernon Park Care Center West, Inc., BCC at Hermitage
          Park Care Center, Inc., Balanced Care Corporation, Dixon
          Management, Inc., Meditrust Mortgage Investments, Inc., CHC,
          Cornerstone Properties Investment II, LLC, Cornerstone
          Health Care, Inc., Christian Health Care Personnel Services,
          Inc., Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.,
          and Alington D. Kilgore(incorporated by reference to Exhibit
          10.8 of the Company's Current Report on Form 8-K dated
          January 27, 2000 (No. 001-13845))
 10.72    Guaranty given by BCC in favor of Meditrust Mortgage
          Investments, Inc. (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated January
          27, 2000 (No. 001-13845))
 10.73    Termination Agreement by and among Meditrust Mortgage
          Investments, Inc., New Meditrust Company LLC, Hawthorn
          Health Properties, Inc., National Care Centers of Hermitage,
          Inc., National Care Centers, Inc., National Care Centers of
          Lebanon, Inc., Springfield Retirement Village, Inc.,
          National Care Centers of Nixa, Inc., National Care Centers
          of Springfield, Inc., Mt. Vernon Park Care Center West,
          Inc., BCC, Dixon Management, Inc. and Balanced Care at
          Stafford, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated January
          27, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.74    Cross-Default Agreement by and among Balanced Care Stafford,
          Inc., New Meditrust Company LLC, Meditrust Mortgage
          Investments, Inc. and BCC (incorporated by reference to
          Exhibit 10.11 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))
 10.75    Loan Agreement by and among Heller Healthcare Finance, Inc.
          ("HHF"), Balanced Care Realty at Berwick, Inc., Balanced
          Care at Lewistown, Inc., Balanced Care Realty at Mansfield,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc, Balanced Care Realty at
          Mountain Home, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at Sherwood,
          Inc., and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
 10.76    Amendment to Loan Documents by and among HHF, Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Mansfield, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Mountain Home, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 31,
          2000 (No. 001-13845))
 10.77    Second Amendment to Loan Documents among BCC, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., Balanced Care Realty at
          Mansfield, Inc. and HHF formerly known as HCFP Funding, Inc.
          dated as of September 20, 2000 (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))
 10.78    Third Amendment to Loan Documents by and among HHF, BCC,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc, Balanced Care Realty at Mountain
          Home, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at State College, Inc., BCC at
          Darlington, Inc., Balanced Care at Eyers Grove, Inc.,
          Balanced Care at Butler, Inc., Balanced Care at Sarver,
          Inc., and Balanced Care at North Ridge, Inc. dated November
          6, 2000 (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated November 13, 2000
          (No. 001-13845))
 10.79    Senior Housing Rider among HHF, Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.80    Seconded Amended and Restated Promissory Note A made by
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. in favor of HHF dated
          September 20, 2000 (incorporated by reference to Exhibit
          10.2 to the Quarterly Report on Form 10-Q for the quarter
          ended September 30, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.81    Second Amended and Restated Subordinated Promissory Note B
          by Balanced Care Realty at State College, Inc., Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. in favor of HHF
          dated September 20, 2000 (incorporated by reference to
          Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))
 10.82    Promissory Note C by Balanced Care Realty at State College,
          Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc., Balanced Care Realty at
          Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
          and Balanced Care Realty at Mansfield, Inc. in favor of HHF dated September 20, 2000 (incorporated by reference to
          Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))
 10.83    Hazardous Materials Indemnity among HHF, BCC, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.84    Guaranty by BCC in favor of HHF (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
 10.85    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.86    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HHF (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.87    Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of HHF (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.88    Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.10 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.89    A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of HHF dated as of December 30,
          1999 (incorporated by reference to Exhibit 10.11 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.90    Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of HHF (incorporated by reference to
          Exhibit 10.12 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
 10.91    Letter Agreement by and among New Meditrust Company LLC, BCC and IPC (incorporated by reference to Exhibit 10.33 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.92    Subordination Agreement by and among FRR Investments
          Limited, IPC, HHF, BCC, and the entities listed on Exhibit A and Exhibit D thereto (incorporated by reference to Exhibit
          10.6 of the Company's Current Report on Form 8-K dated March
          31, 2000 (No. 001-13845))
 10.93    Amended and Restated Subordination Agreement by and among
          the entities listed on Exhibit A and D, BCC, FRR Investments
          Limited, IPC, HR Investments Limited, RH Investments
          Limited, VXM Investments Limited, and HHF dated as of
          November 6, 2000 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-k dated November
          13, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.94    Second Amended and Restated Subordination Agreement by and
          among FRR Investments Limited, IPC, HR, RH, VXM, Heller
          Healthcare Finance, Inc., BCC, and the entities listed on
          Exhibit A and Exhibit D thereto dated as of February 9, 2001
          (incorporated by reference to Exhibit 10.11 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.95    Third Amended and Restated Subordination Agreement by and
          among FRR Investments Limited, IPC, HR, RH, VXM, Heller
          Healthcare Finance, Inc., BCC, and the entities listed on
          Exhibit A and Exhibit D thereto dated as of March 7, 2001
          (incorporated by reference to Exhibit 10.14 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.96    Stock Pledge Agreement by and among FRR Investments Limited,
          IPC, BCC, and the parties listed on Schedule 1 and Schedule
          2 thereto (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated March 31, 2000
          (No. 001-13845))
 10.97    Amendment and Joinder to Stock Pledge Agreement by and among
          BCC, the parties listed on Schedule 1 and 2, FRR Investments
          Limited, IPC, HR Investments Limited, RH Investments
          Limited, and VXM Investments Limited dated November 6, 2000
          (incorporated by reference to Exhibit 10.2 of the Company's
          Current Report on Form 8-K dated November 13, 2000 (No.
          001-13845))
 10.98    Second Amendment to Stock Pledge Agreement by and among BCC, the parties listed in Schedule 1, the parties listed in
          Schedule 2, FRR Investments Limited, IPC, HR Investments
          Limited, RH Investments Limited and VXM Investments Limited
          dated December 7, 2000 (incorporated by reference to Exhibit
          10.25 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (No. 001-13845))
 10.99    Third Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited, IPC and HR Investments Limited ("HR"), RH Investments Limited
          ("RH")and VXM Investments Limited ("VXM") dated as of
          January 5, 2001 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.100   Fourth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
          IPC, HR, RH, and VXM dated as of February 9, 2001
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.101   Fifth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
          IPC, HR, RH, and VXM dated as of March 7, 2001 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2001 (No.
          001-13845))
 10.102   Purchase Agreement by and between BCC and RH Investments
          Limited (incorporated by reference to Exhibit 10.2 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.103   Purchase Agreement by and between BCC and VXM Investments
          Limited (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.104   Purchase Agreement by and between BCC and HR Investments
          Limited (incorporated by reference to Exhibit 10.1 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.105   9.5% Unsecured Convertible Grid Debenture issued to HR
          Investments Limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.136 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.106   9.5% Unsecured Convertible Grid Debenture issued to RH
          Investments Limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.137 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.107   9.5% Unsecured Convertible Grid Debenture issued to VXM
          Investments limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.138 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.108   Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.109   Takeover Agreement by and between BCC Development and
          Management Co., St. Paul Fire and Marine Company, and United
          States Fidelity & Guaranty Company dated May 15, 2000
          (incorporated by reference to Exhibit 10.126 of the
          Company's Annual Report on Form 10-K for the year ended June
          30, 2000 (No. 001-13845))
 10.110   Completion Agreement by and between BCC Development and
          Management Company and United States Fidelity Guaranty
          Company dated June 2000 (incorporated by reference to
          Exhibit 10.127 of the Company's Annual Report on Form 10-K
          for the year ended June 30, 2000 (No. 001-13845))
 10.111   Completion Agreement by and between BCC Development and
          Management Company, Inc. and United States Fidelity and
          Guaranty Company dated August 3, 2000 (incorporated by
          reference to Exhibit 10.140 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.112   Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
 10.113   Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
 10.114   Form of Health Care Reit, Inc. ("HCR") Lease (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.115   Schedule to Form of HCR Lease (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
 10.116   Form of HCR Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.117   Schedule to Form of HCR Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.118   Form of HCR Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
 10.119   Schedule to Form of HCR Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.120   Form of HCR Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.121   Schedule to Form of HCR Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.122   Form of HCR Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.123   Schedule to Form of HCR Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.124   Form of HCR Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
 10.125   Schedule to Form of HCR Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.126   First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among BCC,
          Balanced Care at Sagamore Hills, Inc., Balanced Care at
          Loyalsock, Inc., Balanced Care at Lebanon, Inc., Balanced
          Care at Westerville, Inc., Balanced Care at Oak Ridge, Inc.,
          Balanced Care at Morristown, Inc., Financial Care Investors,
          LLC, Financial Care Investors of Sagamore Hills, LLC,
          Financial Care Investors of Loyalsock, LLC, Financial Care
          Investors of Lebanon, LLC, Financial Care Investors of
          Westerville, LLC, Financial Care Investors of Oak Ridge,
          LLC, and Financial Care Investors of Morristown, LLC
          (incorporated by reference to Exhibit 10.18 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999
          (file No. 001-13845))
 10.127   Note made by BCC in favor of HCR dated as of October 31,
          2000 (incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.128   Form of HCR Second Amended and Restated Loan Agreement dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.2 to the Quarterly Report on Form 10-Q for the quarter
          ended December 31, 2000 (No. 001-13845))
 10.129   Schedule to Form of HCR Second Amended and Restated Loan
          Agreement dated as of October 31, 2000 (incorporated by
          reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.130   Form of HCR Second Amended and Restated Note dated as of
          October 31, 2000 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.131   Schedule to Form of HCR Second Amended and Restated Note
          (incorporated by reference to Exhibit 10.5 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.132   Form of HCR Unconditional and Continuing Guaranty dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.6 to the Quarterly Report on Form 10-Q for the quarter
          ended December 31, 2000 (No. 001-13845))
 10.133   Schedule to HCR form of Unconditional and Continuing
          Guaranty dated as of October 31, 2000 (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.134   Form of HCR Leasehold Mortgage dated as of October 31, 2000
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.135   Schedule to Form of HCR Leasehold Mortgage (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.136   Form of HCR Leasehold Deed of Trust dated as of October 31,
          2000 (incorporated by reference to Exhibit 10.10 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.137   Schedule to Form of HCR Leasehold Deed of Trust
          (incorporated by reference to Exhibit 10.11 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.138   Master Lease Agreement by and between Balanced Care at
          Merrillville, Inc. ("BCM") and HCR dated as of October 1,
          2000 (incorporated by reference to Exhibit 10.12 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.139   Amendment to Master Lease Agreement by and between BCM and
          HCR dated as of October 1, 2000 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for
          the quarter ended December 31, 2000 (No. 001-13845))
 10.140   Unconditional and Continuing Guaranty in favor of HCR by BCC dated as of October 1, 2000 (incorporated by reference to
          Exhibit 10.14 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 2000 (No. 001-13845))
 10.141   Leasehold Mortgage by BCM in favor of HCR dated as of
          October 1, 2000 (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.142   Loan Agreement by and between BCM and HCR dated as of
          October 1, 2000 (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.143   Note made by BCM in favor of HCR dated as of October 1, 2000
          (incorporated by reference to Exhibit 10.17 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.144   Stock Pledge Agreement by and between BCC and HCR dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.18 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (No. 001-13845))
 10.145   Collateral Assignment of Management Agreement by and between
          BCM and HCR dated as of October 1, 2000 (incorporated by
          reference to Exhibit 10.19 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.146   Promissory Note made by and between BCC and VXM Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))
 10.147   Promissory Note made by and between BCC and HR Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.4 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))
 10.148   Promissory Note made by and between BCC and RH Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.5 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))
 10.149   Letter Agreement between IPC and BCC dated November 6, 2000
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated November 13, 2000 (No.
          001-13845))
 10.150   Promissory Note made by BCC in favor of HR Investments
          Limited ("HR") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.22 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.151   Promissory Note made by BCC in favor of RH Investments
          Limited ("RH") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.23 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.152   Promissory Note made by BCC in favor of VXM Investments
          Limited ("VXM") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.24 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.153   Promissory Note made by BCC in favor of VXM dated as
          February 9, 2001 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.154   Promissory Note made by BCC in favor of VXM dated as of
          March 7, 2001 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.155   Master Termination and Release Agreement by and among
          Nationwide Health Properties, Inc. ("NHP"), MLD Delaware
          Trust ("MLD"), BCC, BCC Development and Management Co., and
          the entities listed on Schedule 1 dated January 12, 2001
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.156   License Agreement by and among NHP, MLD and BCC dated
          January 12, 2001 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.157   Form of Interim Management Agreement with NHP dated January
          12, 2001 (incorporated by reference to Exhibit 10.3 to the
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001 (No. 001-13845))
 10.158   Schedule to Form of Interim Management Agreement with NHP
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.159   Form of Interim Management Agreement with NHP dated January
          12, 2001 (incorporated by reference to Exhibit 10.5 to the
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.160   Schedule to Form of Interim Management Agreement with NHP
          (incorporated by reference to Exhibit 10.6 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.161   Master Operations Transfer Agreement by and among NHP, MLD, and the entities listed on Schedule 1 dated January 12, 2001
          (incorporated by reference to Exhibit 10.7 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.162   Anderson Operations Transfer Agreement by and among Assisted
          Care Operators of Anderson, LLC ("ACO"), and Balanced Care
          at Anderson, Inc., and Trilogy Health Services, LLC dated as of March 31, 2001 (incorporated by reference to Exhibit
          10.15 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (No. 001-13845)))
 10.163   Agreement for Termination of Lease Guaranties and Ancillary
          Documents by and among Health Care Property Investors, Inc.
          ("HCPI"), ACO, Assisted Care Operators, LLC, Oakhaven Senior
          Living, Inc., Oakhaven Assisted Living, Inc., BCC, and BCC
          Development and Management Co. dated as of March 31, 2001
          (incorporated by reference to Exhibit 10.16 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.164   Agreement for Assumption of Guaranty Obligations by and
          among HCPI and BCC dated as of March 31, 2001 (incorporated by reference to Exhibit 10.17 to the Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2001 (No.
          001-13845))
 10.165   Consulting Agreement by and between BCC and Retirement
          Residences Advisor Inc. dated as of August 16, 2001 (filed herewith)
 10.166   Letter Agreement between BCC and IPC Advisors S.a.r.l dated as of April 29, 2001, as amended May 8, 2001 (filed
          herewith)
 10.167   Bridge Loan Agreement by and among BCC, VXM, HR, and RH
          dated as of April 4, 2001 (filed herewith)
 10.168   Amendment Agreement by and among BCC, VXM, HR, and RH dated
          June 12, 2001 (filed herewith)
 10.169   Second Amendment Agreement by and among BCC, VXM, HR, and RH dated July 6, 2001 (filed herewith)
 10.170   Third Amendment Agreement by and among BCC, VXM, HR, and RH dated August 8, 2001 (filed herewith)
 10.171   Fourth Amendment Agreement by and among BCC, VXM, HR, and RH dated September 6, 2001 (filed herewith)
 10.172   Subordination Agreement by and among the entities listed on
          Exhibit A, BCC, VXM, HR, RH, and HHF dated as of April 4,
          2001 (filed herewith)
 10.173   Stock Pledge Agreement by and among BCC, the parties listed on Schedule 1, the parties listed on Schedule 2, VXM, HR,
          and RH dated as of April 4, 2001 (filed herewith)
 10.174   Note made by BCC in favor of VXM, HR, and RH in the amount of $26,003,524 dated as of April 4, 2001 (filed herewith)
 10.175   Note made by BCC in favor of VXM, HR and RH in the amount of
          $750,000 dated as of May 1, 2001 (filed herewith)
 10.176   Note made by BCC in favor of VXM, HR and RH in the amount of
          $1,100,000 dated as of May 30, 2001 (filed herewith)
 10.177   Note made by BCC in favor of VXM, HR and RH in the amount of
          $1,250,000 dated as of June 12, 2001 (filed herewith)
 10.178   Note made by BCC in favor of VXM, HR and RH in the amount of
          $600,000 dated as of July 6, 2001 (filed herewith)
 10.179   Note made by BCC in favor of VXM, HR and RH in the amount of
          $997,035.24 dated as of August 8, 2001 (filed herewith)
 10.180   Note made by BCC in favor of VXM, HR and RH in the amount of
          $500,000 dated as of September 6, 2001 (filed herewith)
 10.181   Note made by BCC in favor of VXM, HR and RH in the amount of
          $300,000 dated as of September 25, 2001 (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.182   Employment Agreement by and between BCC and Brad E.
          Hollinger dated as of January 31, 2001 (incorporated by
          reference to Exhibit 10.18 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 2001 (No. 001-13845))**
 10.183   First Amendment to Employment Agreement by and between BCC and Brad Hollinger dated as of August 30, 2001 (filed
          herewith)**
 10.184   Employment Agreement dated as of September 20, 1995, by and between BCC and Robert J. Sutton (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1
          (No. 333-37833))**
 10.185   Employment Agreement between Clint T. Fegan and BCC dated
          February 11, 1999 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1999 (No. 001-13845))**
 10.186   Change in Control Agreement between BCC and Gary W. Anderson dated July 29, 1999 (incorporated by reference to Exhibit
          10.36 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))**
 10.187   Form of Change in Control Agreement (incorporated by
          reference to Exhibit 99.1 of the Company's Current Report on
          Form 8-K dated March 29, 2000 (No. 001-13845))**
 10.188   Updated Schedule to Form of Change in Control Agreement
          filed as Exhibit 99.2 of the Company's Current Report on
          Form 8-K dated March 29, 1999, 1999 (No. 001-13845) (filed herewith)**
 21.1     Schedule of Subsidiaries of Balanced Care Corporation (filed herewith)
 23.1     Independent Auditors' Consent -- KPMG Peat Marwick LLP
          (filed herewith)

---------------
 * Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit of schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

     1. A Current Report on Form 8-K was filed on April 16, 2001 regarding engagement by the Company of Raymond James & Associates, Inc., as its financial advisor, and the closing on a $27.8 million loan from VXM Investments Limited, HR Investments Limited and RH Investments Limited.

     2. A Current Report on Form 8-K was filed on May 9, 2001 regarding the Company's recapitalization plan.

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

            COLUMN A               COLUMN B              COLUMN C               COLUMN D      COLUMN E
            --------               --------              --------               --------      --------
                                                         ADDITIONS
                                                 -------------------------
                                  BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                                  BEGINNING      OPERATING        OTHER                        AT END
DESCRIPTION                       OF PERIOD       ACCOUNTS       ACCOUNTS      DEDUCTIONS     OF PERIOD
-----------                       ----------     ----------     ----------     ----------     ---------
Allowance for Doubtful Accounts
  Year ended June 30, 2001......   $ 3,411        $   701         $   --       $     (607)(2)  $ 3,505
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 2000......   $ 2,352        $   419         $1,000(1)    $     (360)(2)  $ 3,411
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $   916        $ 2,044         $   --       $     (608)(2)  $ 2,352
                                   =======        =======         ======       ==========      =======
Allowance for Loss on
  Development Activities
  Year ended June 30, 2001......   $ 1,449        $    --         $   --       $   (1,230)(2)  $   219
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 2000......   $11,670(3)     $ 1,650         $   --       $  (11,871)(2)  $ 1,449
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $    --        $13,050         $   --       $   (1,380)(2)  $11,670
                                   =======        =======         ======       ==========      =======
Allowance for Losses Under
  Shortfall Funding Agreements
  Year ended June 30, 2001......   $ 8,599        $ 7,152         $   --       $   (1,493)(2)  $14,258
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 2000......   $ 4,660        $ 5,750         $   --       $   (1,811)(2)  $ 8,599
                                   =======        =======         ======       ==========      =======
  Year ended June 30, 1999......   $    --        $ 4,660         $   --       $       --      $ 4,660
                                   =======        =======         ======       ==========      =======

---------------
(1) Net additions as a result of acquisitions and divestitures

(2) Amount of represents write-offs charged against allowance

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

Date: September 28, 2001

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

               /s/ BRAD E. HOLLINGER                 Chairman of the Board,          September 28, 2001
---------------------------------------------------  President and Chief Executive
                 Brad E. Hollinger                   Officer and a Director
                                                     (Principal Executive Officer)

                /s/ CLINT T. FEGAN                   Chief Financial Officer         September 28, 2001
---------------------------------------------------  (Principal Financial Officer)
                  Clint T. Fegan

                /s/ DIANE M. BORGER                  Vice President, Treasurer       September 28, 2001
---------------------------------------------------  (Principal Accounting
                  Diane M. Borger                    Officer)

              /s/ DAVID L. GOLDSMITH                 Director                        September 28, 2001
---------------------------------------------------
                David L. Goldsmith

               /s/ EDWARD R. STOLMAN                 Director                        September 28, 2001
---------------------------------------------------
                 Edward R. Stolman

                /s/ BARRY REICHMANN                  Director                        September 28, 2001
---------------------------------------------------
                  Barry Reichmann

                 /s/ GARY GOODMAN                    Director                        September 28, 2001
---------------------------------------------------
                   Gary Goodman

                 /s/ Y. DOV MEYER                    Director                        September 28, 2001
---------------------------------------------------
                   Y. Dov Meyer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation of
          Balanced Care Corporation (incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (No.
          333-37833))
  3.2     Certificate of Elimination of Series C Convertible Preferred
          Stock of Balanced Care Corporation (incorporated by
          reference to Exhibit 3.1 to the Quarterly Report on Form
          10-Q for the quarter ended March 31, 2000 (No. 001-13845))
  3.3     Bylaws of Balanced Care Corporation, as amended
          (incorporated by reference to Exhibit 3.2 to the
          Registration Statement on Form S-1 (No. 333-37833))
  3.4     Amendment to Amended and Restated By-laws of Balanced Care
          Corporation dated August 17, 2000 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (No. 001-13845))
  3.5     Balanced Care Corporation 1996 Stock Incentive Plan as
          Amended and Restated, effective as of November 4, 1999
          (incorporated by reference to Exhibit 3.5 to the Annual
          Report on Form 10-K for the year ended June, 2000 (No.
          001-13845))
  4.1     Updated Schedule to Form of Capital Stock Purchase Warrant
          filed as Exhibit 4.9 to the Registration Statement on Form
          S-1 (No. 333-37833) (filed herewith)
  4.2     Form of Capital Stock Purchase Warrant, together with
          schedule (incorporated by reference to Exhibit 4.11 to the
          Registration Statement on Form S-1 (No. 333-37833))
  4.3     Form of Capital Stock Purchase Warrant, together with
          schedule (filed herewith)
  4.4     Stock Purchase Warrant dated December 21, 1999, granted by
          BCC to Raymond James & Associates, Inc. (filed herewith)
  4.5     Capital Stock Purchase Warrant dated September 1, 1998
          granted to Dale Cordial (filed herewith)
  4.6     Subscription Agreement dated October 8, 1999, as amended and restated October 11, 1999 between Balanced Care Corporation and IPC Advisors S.a.r.l. ("IPC") (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
          dated October 21, 1999 (No. 001-13845))
  4.7     Registration Rights Agreement between Balanced Care
          Corporation and IPC dated October 8, 1999 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
  4.8     Amendment and Joinder to Registration Rights Agreement by
          and among BCC, IPC, HR Investments Limited, RH Investments
          Limited and VXM Investments Limited dated as of July 31,
          2000 (incorporated by reference to Exhibit 10.135 of the
          Company's Annual Report on Form 10-K for the year ended June
          30, 2000 (No. 001-13845))
  9.1     Voting Agreement dated October 8, 1999 among IPC, the
          Company and certain of its stockholders (incorporated by
          reference to Exhibit 9.1 of the Company's Current Report on
          Form 8-K dated October 21, 1999 (No. 001-13845))
 10.1     Updated Schedule to Form of Meditrust Facility Lease
          Agreement filed as Exhibit 10.46 to the Registration
          Statement on Form S-1 (No. 333-37833) (filed herewith)
 10.2     Form of Meditrust Facility Lease Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.3     Schedule to Form of Meditrust Facility Lease Agreement
          (incorporated by reference 10.3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.4     Form of Meditrust Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.5     Schedule to Form of Meditrust Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.6     Form of Meditrust Shortfall Funding Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.7     Schedule to Form of Meditrust Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.9 to the Company's
          Annual Report on Form l0-K for the year ended June 30, 1998
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.8     Form of Meditrust Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.9     Schedule to Form of Meditrust Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.10    Form of American Health Properties, Inc. ("AHP") Lease and
          Security Agreement (incorporated by reference to Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.11    Schedule to Form of AHP Lease and Security Agreement
          (incorporated by reference to Exhibit 10.33 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.12    Form of AHP Option Agreement (incorporated by reference to
          Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.13    Schedule to Form of AHP Option Agreement (incorporated by
          reference to Exhibit 10.37 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.14    AHP Option Agreement II (incorporated by reference to
          Exhibit 10.38 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.15    Form of AHP Shortfall Funding Agreement, together with
          schedule (incorporated by reference to Exhibit 10.75 to the
          Registration Statement on Form S-1 (No. 333-37833))
 10.16    Schedule to Form of AHP Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.40 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.17    Form of AHP Working Capital Assurance Agreement, together
          with schedule (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 (No. 333-37833))
 10.18    Schedule to Form of AHP Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.42 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.19    Form of Ocwen Financial Corporation ("Ocwen") Lease
          Agreement (incorporated by reference to Exhibit 10.43 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (001-13845))
 10.20    Letter Agreement between BCC and Centerville ALF, Inc.,
          Medina ALF, Inc., and Shippensburg ALF, Inc., dated July 18,
          2000 (filed herewith)
 10.21    First Amendment to Facility Agreement by and between AHP and
          BCC (incorporated by reference to Exhibit 10.17 to the
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (No. 001-13845))
 10.22    Schedule to Form of Ocwen Lease Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.23    Form of Ocwen Option Agreement (incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.24    Schedule to Form Option Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.25    Form of Ocwen Shortfall Funding Agreement(incorporated by
          reference to Exhibit 10.49 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.26    Schedule to Form of Ocwen Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.50 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.27    Ocwen Shortfall Funding Agreement II (incorporated by
          reference to Exhibit 10.51 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.28    Form of Ocwen Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.52 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.29    Schedule to Form of Ocwen Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.53 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.30    Ocwen Working Capital Assurance Agreement II (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.31    First Amendment to Option Agreements, Shortfall Funding
          Agreements and Stock Pledge Agreements (incorporated by
          reference to Exhibit 10.55 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.32    Form of Capstone Lease, together with schedule (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (No. 333-37833))
 10.33    Form of Capstone Lease (incorporated by reference to Exhibit
          10.57 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.34    Schedule to Form of Capstone Lease (incorporated by
          reference to Exhibit 10.58 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1998 (No. 001-13845))
 10.35    Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1998 (No. 001-13845))
 10.36    Schedule to Form of Capstone Option Agreement (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.37    Form of Capstone Shortfall Funding Agreement (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (No.
          001-13845))
 10.38    Schedule to Form of Capstone Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.63 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.39    Form of Capstone Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.64 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1998
          (No. 001-13845))
 10.40    Schedule to Form of Capstone Working Capital Assurance
          Agreement (incorporated by reference to Exhibit 10.65 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.41    Form of Capstone Assignment, Assumption and Amendment
          Agreement (incorporated by reference to Exhibit 10.66 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1998 (No. 001-13845))
 10.42    Schedule to Form of Capstone Assignment, Assumption and
          Amendment Agreement (incorporated by reference to Exhibit
          10.67 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1998 (No. 001-13845))
 10.43    Omnibus Amendment Agreement No. 1 to Development Agreement
          by and among Capstone Capital of Pennsylvania, Inc., HR
          Acquisition I Corporation, Capstone Capital of Virginia,
          Inc., BCC Development and Management Co., and BCC dated as
          October 25, 2000 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.44    Omnibus Amendment Agreement No. 1 to Lease Agreements by and
          among Capstone Capital of Pennsylvania, Inc., HR Acquisition
          I Corporation, Capstone Capital of Virginia, Inc., Extended
          Care Operators of Harrisburg, LLC, Extended Care Operators
          of Ravenna, LLC, Extended Care Operators of Greensboro, LLC,
          ALCO XI, ALCO VI, LLC, ALCO X, LLC, ALCO IX, BCC at
          Greensboro, Inc., and BCC dated as October 25, 2000
          (incorporated by reference to Exhibit 10.21 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.45    Lease dated as of March 21, 1996, by and between HCPI Trust and BCC at Mt. Royal Pines, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1
          (No. 333-38733))
 10.46    First Amendment dated as of March 31, 1997, to Lease dated as of March 21, 1996 by and between HCPI Trust and BCC at
          Mt. Royal Pines, Inc. (incorporated by reference to Exhibit
          10.35 to the Registration Statement on Form S-1 (No.
          333-37833))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.47    Loan and Security Agreement among Balanced Care Corporation
          ("BCC") and certain of its wholly-owned subsidiaries and
          HCFP Funding, Inc. ("HCFP") (incorporated by reference to
          Exhibit 10.1 to the Company's Annual Report on Form 10-K for
          the year ended June 30, 1999 (No. 001-13845))
 10.48    Amended and Restated Revolving Credit Note from BCC and
          certain of its wholly-owned subsidiaries in favor of HCFP
          dated July 29, 1999 (filed herewith)
 10.49    Environmental Indemnity Agreement by BCC and certain of its wholly-owned subsidiaries in favor of HCFP (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
 10.50    Deed of Trust, Assignment of Rents and Leases and Security
          Agreement from Balanced Care at North Ridge, Inc. in favor of HCFP (incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.51    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HCFP (incorporated by
          reference to Exhibit 10.5 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1999 (No. 001-13845))
 10.52    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HCFP (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (No.
          001-13845))
 10.53    Amendment No. 1 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and HCFP dated July
          1, 1999 (incorporated by reference to Exhibit 10.8 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.54    Amendment No. 2 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and HCFP dated July
          29, 1999 (incorporated by reference to Exhibit 10.9 to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 1999 (No. 001-13845))
 10.55    Amendment No. 3 to Loan and Security Agreement among BCC and certain of its wholly-owned subsidiaries and
          HHF(incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.56    Consulting Agreement between Pier C. Borra and BCC dated
          March 22, 1999, effective December 8, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the Quarter ended March 31, 1999 (No. 001-13845))
 10.57    Memorandum of Understanding by and among New Meditrust
          Company, LLC, IPC, BCC, and Balanced Care Realty at Altoona,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at
          Mansfield, Inc., Balanced Care Realty at Martinsburg, Inc.,
          Balanced Care Realty at Maumelle, Inc, Balanced Care Realty
          at Mountain Home, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at Sherwood,
          Inc., and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.1 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
 10.58    Option Agreement by and among New Meditrust Company LLC,
          IPC, and BCC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 14,
          2000 (No. 001-13845))
 10.59    First Amendment to Option Agreement by and among IPC, BCC, and New Meditrust Company LLC (incorporated by reference to
          Exhibit 10.5 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))
 10.60    Promissory Note made by BCC and IPC in favor of New
          Meditrust Company LLC (incorporated by reference to Exhibit
          10.3 of the Company's Current Report on Form 8-K dated
          January 14, 2000 (No. 001-13845))
 10.61    First Amendment to Promissory Note by and among IPC, BCC,
          and New Meditrust Company LLC (incorporated by reference to
          Exhibit 10.4 of the Company's Current Report on Form 8-K
          dated March 31, 2000 (No. 001-13845))
 10.62    Indemnification, Defense, Hold Harmless and Reimbursement
          Agreement by and between BCC and IPC (incorporated by
          reference to Exhibit 10.6 of the Company's Current Report on
          Form 8-K dated January 14, 2000 (No. 001-13845))
 10.63    Right of First Refusal Agreement by and among Meditrust
          Mortgage Investments, Inc., Meditrust Corporation, and IPC
          (incorporated by reference to Exhibit 10.7 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.64    Asset Purchase Agreement by and between BCC and certain
          subsidiaries and Christian Health Care of Missouri, Inc.
          ("CHC") (incorporated by reference to Exhibit 10.1 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.65    First Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.66    Second Amendment to Asset Purchase Agreement dated by and
          between BCC and certain subsidiaries and CHC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 27, 2000 (No. 001-13845))
 10.67    Third Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.4 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.68    Fourth Amendment to Asset Purchase Agreement by and between
          BCC and certain subsidiaries and CHC (incorporated by
          reference to Exhibit 10.5 of the Company's Current Report on
          Form 8-K dated January 27, 2000 (No. 001-13845))
 10.69    Promissory Note (First) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc. in favor of BCC (incorporated by reference to Exhibit 10.6 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.70    Promissory Note (Second) made by CHC, Christian Health Care
          Terraces, Inc., Regional Care of Nevada, LLC, Regional Care
          of Republic, LLC and Cornerstone Health Care, Inc., in favor of BCC (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated January 27, 2000
          (No. 001-13845))
 10.71    Omnibus Assignment and Assumption Agreement, Amendment of
          Loan Documents, Termination of Lease Documents, Consent to
          Assignment and Confirmation of Guaranties by and among
          Hawthorn Health Properties, Inc., National Care Centers of
          Hermitage, Inc., National Care Centers, Inc., National Care
          Centers of Lebanon, Inc., Springfield Retirement Village,
          Inc., National Care Centers of Nixa, Inc., National Care
          Centers of Springfield, Inc., Mt. Vernon Park Care Center
          West, Inc., BCC at Lebanon Care Center, Inc., BCC at
          Springfield Care Center, Inc., BCC at Lebanon Park Manor,
          Inc., BCC at Nixa Park Center, Inc., BCC at Springfield Care
          Center, Inc., BCC at Mt. Vernon Park Care Center, Inc., BCC
          at Mt. Vernon Park Care Center West, Inc., BCC at Hermitage
          Park Care Center, Inc., Balanced Care Corporation, Dixon
          Management, Inc., Meditrust Mortgage Investments, Inc., CHC,
          Cornerstone Properties Investment II, LLC, Cornerstone
          Health Care, Inc., Christian Health Care Personnel Services,
          Inc., Christian Health Care, Inc., Christian Health Care of
          Hermitage, Inc., Christian Health Care of Lebanon North,
          Inc., Christian Health Care of Springfield West Park, Inc.,
          Christian Health Care of Springfield West, Inc., Christian
          Health Care of Lebanon South, Inc., Christian Health Care of
          Springfield East, Inc., Christian Health Care of Nixa, Inc.,
          and Alington D. Kilgore(incorporated by reference to Exhibit
          10.8 of the Company's Current Report on Form 8-K dated
          January 27, 2000 (No. 001-13845))
 10.72    Guaranty given by BCC in favor of Meditrust Mortgage
          Investments, Inc. (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated January
          27, 2000 (No. 001-13845))
 10.73    Termination Agreement by and among Meditrust Mortgage
          Investments, Inc., New Meditrust Company LLC, Hawthorn
          Health Properties, Inc., National Care Centers of Hermitage,
          Inc., National Care Centers, Inc., National Care Centers of
          Lebanon, Inc., Springfield Retirement Village, Inc.,
          National Care Centers of Nixa, Inc., National Care Centers
          of Springfield, Inc., Mt. Vernon Park Care Center West,
          Inc., BCC, Dixon Management, Inc. and Balanced Care at
          Stafford, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated January
          27, 2000 (No. 001-13845))
 10.74    Cross-Default Agreement by and among Balanced Care Stafford,
          Inc., New Meditrust Company LLC, Meditrust Mortgage
          Investments, Inc. and BCC (incorporated by reference to
          Exhibit 10.11 of the Company's Current Report on Form 8-K
          dated January 27, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.75    Loan Agreement by and among Heller Healthcare Finance, Inc.
          ("HHF"), Balanced Care Realty at Berwick, Inc., Balanced
          Care at Lewistown, Inc., Balanced Care Realty at Mansfield,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc, Balanced Care Realty at
          Mountain Home, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at Sherwood,
          Inc., and Balanced Care Realty at State College, Inc.
          (incorporated by reference to Exhibit 10.4 of the Company's
          Current Report on Form 8-K dated January 14, 2000 (No.
          001-13845))
 10.76    Amendment to Loan Documents by and among HHF, Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Mansfield, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Mountain Home, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Sherwood, Inc., and Balanced Care Realty at State
          College, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 31,
          2000 (No. 001-13845))
 10.77    Second Amendment to Loan Documents among BCC, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., Balanced Care Realty at
          Mansfield, Inc. and HHF formerly known as HCFP Funding, Inc.
          dated as of September 20, 2000 (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))
 10.78    Third Amendment to Loan Documents by and among HHF, BCC,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Lewistown, Inc., Balanced Care Realty at Mansfield, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc, Balanced Care Realty at Mountain
          Home, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Scranton, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at State College, Inc., BCC at
          Darlington, Inc., Balanced Care at Eyers Grove, Inc.,
          Balanced Care at Butler, Inc., Balanced Care at Sarver,
          Inc., and Balanced Care at North Ridge, Inc. dated November
          6, 2000 (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated November 13, 2000
          (No. 001-13845))
 10.79    Senior Housing Rider among HHF, Balanced Care Realty at
          State College, Inc., Balanced Care Realty at Altoona, Inc.,
          Balanced Care Realty at Lewistown, Inc., Balanced Care
          Realty at Reading, Inc., Balanced Care Realty at Berwick,
          Inc., Balanced Care Realty at Peckville, Inc., Balanced Care
          Realty at Scranton, Inc., Balanced Care Realty at
          Martinsburg, Inc., Balanced Care Realty at Maumelle, Inc.,
          Balanced Care Realty at Sherwood, Inc., Balanced Care Realty
          at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.80    Seconded Amended and Restated Promissory Note A made by
          Balanced Care Realty at State College, Inc., Balanced Care
          Realty at Altoona, Inc., Balanced Care Realty at Lewistown,
          Inc., Balanced Care Realty at Reading, Inc., Balanced Care
          Realty at Berwick, Inc., Balanced Care Realty at Peckville,
          Inc., Balanced Care Realty at Scranton, Inc., Balanced Care
          Realty at Martinsburg, Inc., Balanced Care Realty at
          Maumelle, Inc., Balanced Care Realty at Sherwood, Inc.,
          Balanced Care Realty at Mountain Home, Inc., and Balanced
          Care Realty at Mansfield, Inc. in favor of HHF dated
          September 20, 2000 (incorporated by reference to Exhibit
          10.2 to the Quarterly Report on Form 10-Q for the quarter
          ended September 30, 2000 (No. 001-13845))
 10.81    Second Amended and Restated Subordinated Promissory Note B
          by Balanced Care Realty at State College, Inc., Balanced
          Care Realty at Altoona, Inc., Balanced Care Realty at
          Lewistown, Inc., Balanced Care Realty at Reading, Inc.,
          Balanced Care Realty at Berwick, Inc., Balanced Care Realty
          at Peckville, Inc., Balanced Care Realty at Scranton, Inc.,
          Balanced Care Realty at Martinsburg, Inc., Balanced Care
          Realty at Maumelle, Inc., Balanced Care Realty at Sherwood,
          Inc., Balanced Care Realty at Mountain Home, Inc., and
          Balanced Care Realty at Mansfield, Inc. in favor of HHF
          dated September 20, 2000 (incorporated by reference to
          Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.82    Promissory Note C by Balanced Care Realty at State College,
          Inc., Balanced Care Realty at Altoona, Inc., Balanced Care
          Realty at Lewistown, Inc., Balanced Care Realty at Reading,
          Inc., Balanced Care Realty at Berwick, Inc., Balanced Care
          Realty at Peckville, Inc., Balanced Care Realty at Scranton,
          Inc., Balanced Care Realty at Martinsburg, Inc., Balanced
          Care Realty at Maumelle, Inc., Balanced Care Realty at
          Sherwood, Inc., Balanced Care Realty at Mountain Home, Inc.,
          and Balanced Care Realty at Mansfield, Inc. in favor of HHF dated September 20, 2000 (incorporated by reference to
          Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000 (No. 001-13845))
 10.83    Hazardous Materials Indemnity among HHF, BCC, Balanced Care
          Realty at State College, Inc., Balanced Care Realty at
          Altoona, Inc., Balanced Care Realty at Lewistown, Inc.,
          Balanced Care Realty at Reading, Inc., Balanced Care Realty
          at Berwick, Inc., Balanced Care Realty at Peckville, Inc.,
          Balanced Care Realty at Scranton, Inc., Balanced Care Realty
          at Martinsburg, Inc., Balanced Care Realty at Maumelle,
          Inc., Balanced Care Realty at Sherwood, Inc., Balanced Care
          Realty at Mountain Home, Inc., and Balanced Care Realty at
          Mansfield, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.84    Guaranty by BCC in favor of HHF (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
 10.85    Form of Open-End Mortgage, Assignment of Rents, Leases and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.86    Schedule to Form of Open-End Mortgage, Assignment of Rents,
          Leases and Security Agreement in favor of HHF (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.87    Form of Mortgage, Assignment of Rents and Security Agreement
          in favor of HHF (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1999 (No. 001-13845))
 10.88    Schedule to Form of Mortgage, Assignment of Rents and
          Security Agreement in favor of HHF (incorporated by
          reference to Exhibit 10.10 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 1999 (No.
          001-13845))
 10.89    A Credit Line Deed of Trust, Assignment of Rents and
          Security Agreement in favor of HHF dated as of December 30,
          1999 (incorporated by reference to Exhibit 10.11 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.90    Open-End Mortgage, Assignment of Rents and Security
          Agreement in favor of HHF (incorporated by reference to
          Exhibit 10.12 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999 (No. 001-13845))
 10.91    Letter Agreement by and among New Meditrust Company LLC, BCC and IPC (incorporated by reference to Exhibit 10.33 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1999 (No. 001-13845))
 10.92    Subordination Agreement by and among FRR Investments
          Limited, IPC, HHF, BCC, and the entities listed on Exhibit A and Exhibit D thereto (incorporated by reference to Exhibit
          10.6 of the Company's Current Report on Form 8-K dated March
          31, 2000 (No. 001-13845))
 10.93    Amended and Restated Subordination Agreement by and among
          the entities listed on Exhibit A and D, BCC, FRR Investments
          Limited, IPC, HR Investments Limited, RH Investments
          Limited, VXM Investments Limited, and HHF dated as of
          November 6, 2000 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-k dated November
          13, 2000 (No. 001-13845))
 10.94    Second Amended and Restated Subordination Agreement by and
          among FRR Investments Limited, IPC, HR, RH, VXM, Heller
          Healthcare Finance, Inc., BCC, and the entities listed on
          Exhibit A and Exhibit D thereto dated as of February 9, 2001
          (incorporated by reference to Exhibit 10.11 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.95    Third Amended and Restated Subordination Agreement by and
          among FRR Investments Limited, IPC, HR, RH, VXM, Heller
          Healthcare Finance, Inc., BCC, and the entities listed on
          Exhibit A and Exhibit D thereto dated as of March 7, 2001
          (incorporated by reference to Exhibit 10.14 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.96    Stock Pledge Agreement by and among FRR Investments Limited,
          IPC, BCC, and the parties listed on Schedule 1 and Schedule
          2 thereto (incorporated by reference to Exhibit 10.7 of the
          Company's Current Report on Form 8-K dated March 31, 2000
          (No. 001-13845))
 10.97    Amendment and Joinder to Stock Pledge Agreement by and among
          BCC, the parties listed on Schedule 1 and 2, FRR Investments
          Limited, IPC, HR Investments Limited, RH Investments
          Limited, and VXM Investments Limited dated November 6, 2000
          (incorporated by reference to Exhibit 10.2 of the Company's
          Current Report on Form 8-K dated November 13, 2000 (No.
          001-13845))
 10.98    Second Amendment to Stock Pledge Agreement by and among BCC, the parties listed in Schedule 1, the parties listed in
          Schedule 2, FRR Investments Limited, IPC, HR Investments
          Limited, RH Investments Limited and VXM Investments Limited
          dated December 7, 2000 (incorporated by reference to Exhibit
          10.25 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (No. 001-13845))
 10.99    Third Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited, IPC and HR Investments Limited ("HR"), RH Investments Limited
          ("RH")and VXM Investments Limited ("VXM") dated as of
          January 5, 2001 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.100   Fourth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
          IPC, HR, RH, and VXM dated as of February 9, 2001
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.101   Fifth Amendment to Stock Pledge Agreement by and among BCC, parties identified as Pledgors, FRR Investments Limited,
          IPC, HR, RH, and VXM dated as of March 7, 2001 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2001 (No.
          001-13845))
 10.102   Purchase Agreement by and between BCC and RH Investments
          Limited (incorporated by reference to Exhibit 10.2 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.103   Purchase Agreement by and between BCC and VXM Investments
          Limited (incorporated by reference to Exhibit 10.3 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.104   Purchase Agreement by and between BCC and HR Investments
          Limited (incorporated by reference to Exhibit 10.1 of the
          Company's Current Report on Form 8-K dated July 19, 2000
          (No. 001-13845))
 10.105   9.5% Unsecured Convertible Grid Debenture issued to HR
          Investments Limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.136 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.106   9.5% Unsecured Convertible Grid Debenture issued to RH
          Investments Limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.137 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.107   9.5% Unsecured Convertible Grid Debenture issued to VXM
          Investments limited by BCC on July 31, 2000 (incorporated by reference to Exhibit 10.138 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.108   Amendment No. 1 to 9.5% Unsecured Convertible Grid Debenture
          (incorporated by reference to Exhibit 4.1 of the Company's
          Current Report on Form 8-K dated August 4, 2000 (No.
          001-13845))
 10.109   Takeover Agreement by and between BCC Development and
          Management Co., St. Paul Fire and Marine Company, and United
          States Fidelity & Guaranty Company dated May 15, 2000
          (incorporated by reference to Exhibit 10.126 of the
          Company's Annual Report on Form 10-K for the year ended June
          30, 2000 (No. 001-13845))
 10.110   Completion Agreement by and between BCC Development and
          Management Company and United States Fidelity Guaranty
          Company dated June 2000 (incorporated by reference to
          Exhibit 10.127 of the Company's Annual Report on Form 10-K
          for the year ended June 30, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.111   Completion Agreement by and between BCC Development and
          Management Company, Inc. and United States Fidelity and
          Guaranty Company dated August 3, 2000 (incorporated by
          reference to Exhibit 10.140 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (No.
          001-13845))
 10.112   Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Saxonburg, Inc. (incorporated by
          reference to Exhibit 10.1 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
 10.113   Lease Agreement between Pennsylvania BCC Properties, Inc.
          and Balanced Care at Bloomsburg II, Inc. (incorporated by
          reference to Exhibit 10.2 of the Company's Current Report on
          Form 8-K dated March 18, 1999 (No. 001-13845))
 10.114   Form of Health Care Reit, Inc. ("HCR") Lease (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.115   Schedule to Form of HCR Lease (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
 10.116   Form of HCR Construction Disbursing Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.117   Schedule to Form of HCR Construction Disbursing Agreement
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.118   Form of HCR Option Agreement (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (No. 001-13845))
 10.119   Schedule to Form of HCR Option Agreement (incorporated by
          reference to Exhibit 10.6 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.120   Form of HCR Shortfall Funding Agreement (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.121   Schedule to Form of HCR Shortfall Funding Agreement
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.122   Form of HCR Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.9 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.123   Schedule to Form of HCR Working Capital Assurance Agreement
          (incorporated by reference to Exhibit 10.10 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1998
          (No. 001-13845))
 10.124   Form of HCR Management Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1998 (No. 001-13845))
 10.125   Schedule to Form of HCR Management Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998 (No.
          001-13845))
 10.126   First Amendment to Option Agreements, Shortfall Funding
          Agreements, Management Agreements, Deposit Pledge
          Agreements, and Equity Pledge Agreements by and among BCC,
          Balanced Care at Sagamore Hills, Inc., Balanced Care at
          Loyalsock, Inc., Balanced Care at Lebanon, Inc., Balanced
          Care at Westerville, Inc., Balanced Care at Oak Ridge, Inc.,
          Balanced Care at Morristown, Inc., Financial Care Investors,
          LLC, Financial Care Investors of Sagamore Hills, LLC,
          Financial Care Investors of Loyalsock, LLC, Financial Care
          Investors of Lebanon, LLC, Financial Care Investors of
          Westerville, LLC, Financial Care Investors of Oak Ridge,
          LLC, and Financial Care Investors of Morristown, LLC
          (incorporated by reference to Exhibit 10.18 to the Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999
          (file No. 001-13845))
 10.127   Note made by BCC in favor of HCR dated as of October 31,
          2000 (incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.128   Form of HCR Second Amended and Restated Loan Agreement dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.2 to the Quarterly Report on Form 10-Q for the quarter
          ended December 31, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.129   Schedule to Form of HCR Second Amended and Restated Loan
          Agreement dated as of October 31, 2000 (incorporated by
          reference to Exhibit 10.3 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.130   Form of HCR Second Amended and Restated Note dated as of
          October 31, 2000 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.131   Schedule to Form of HCR Second Amended and Restated Note
          (incorporated by reference to Exhibit 10.5 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.132   Form of HCR Unconditional and Continuing Guaranty dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.6 to the Quarterly Report on Form 10-Q for the quarter
          ended December 31, 2000 (No. 001-13845))
 10.133   Schedule to HCR form of Unconditional and Continuing
          Guaranty dated as of October 31, 2000 (incorporated by
          reference to Exhibit 10.7 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.134   Form of HCR Leasehold Mortgage dated as of October 31, 2000
          (incorporated by reference to Exhibit 10.8 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.135   Schedule to Form of HCR Leasehold Mortgage (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.136   Form of HCR Leasehold Deed of Trust dated as of October 31,
          2000 (incorporated by reference to Exhibit 10.10 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.137   Schedule to Form of HCR Leasehold Deed of Trust
          (incorporated by reference to Exhibit 10.11 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.138   Master Lease Agreement by and between Balanced Care at
          Merrillville, Inc. ("BCM") and HCR dated as of October 1,
          2000 (incorporated by reference to Exhibit 10.12 to the
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2000 (No. 001-13845))
 10.139   Amendment to Master Lease Agreement by and between BCM and
          HCR dated as of October 1, 2000 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for
          the quarter ended December 31, 2000 (No. 001-13845))
 10.140   Unconditional and Continuing Guaranty in favor of HCR by BCC dated as of October 1, 2000 (incorporated by reference to
          Exhibit 10.14 to the Quarterly Report on Form 10-Q for the
          quarter ended December 31, 2000 (No. 001-13845))
 10.141   Leasehold Mortgage by BCM in favor of HCR dated as of
          October 1, 2000 (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.142   Loan Agreement by and between BCM and HCR dated as of
          October 1, 2000 (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2000 (No. 001-13845))
 10.143   Note made by BCM in favor of HCR dated as of October 1, 2000
          (incorporated by reference to Exhibit 10.17 to the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 2000
          (No. 001-13845))
 10.144   Stock Pledge Agreement by and between BCC and HCR dated as of October 31, 2000 (incorporated by reference to Exhibit
          10.18 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (No. 001-13845))
 10.145   Collateral Assignment of Management Agreement by and between
          BCM and HCR dated as of October 1, 2000 (incorporated by
          reference to Exhibit 10.19 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.146   Promissory Note made by and between BCC and VXM Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))
 10.147   Promissory Note made by and between BCC and HR Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.4 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.148   Promissory Note made by and between BCC and RH Investments
          Limited dated November 6, 2000 (incorporated by reference to
          Exhibit 10.5 of the Company's Current Report on Form 8-K
          dated November 13, 2000 (No. 001-13845))
 10.149   Letter Agreement between IPC and BCC dated November 6, 2000
          (incorporated by reference to Exhibit 10.6 of the Company's
          Current Report on Form 8-K dated November 13, 2000 (No.
          001-13845))
 10.150   Promissory Note made by BCC in favor of HR Investments
          Limited ("HR") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.22 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.151   Promissory Note made by BCC in favor of RH Investments
          Limited ("RH") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.23 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.152   Promissory Note made by BCC in favor of VXM Investments
          Limited ("VXM") dated December 7, 2000 (incorporated by
          reference to Exhibit 10.24 to the Quarterly Report on Form
          10-Q for the quarter ended December 31, 2000 (No.
          001-13845))
 10.153   Promissory Note made by BCC in favor of VXM dated as
          February 9, 2001 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.154   Promissory Note made by BCC in favor of VXM dated as of
          March 7, 2001 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.155   Master Termination and Release Agreement by and among
          Nationwide Health Properties, Inc. ("NHP"), MLD Delaware
          Trust ("MLD"), BCC, BCC Development and Management Co., and
          the entities listed on Schedule 1 dated January 12, 2001
          (incorporated by reference to Exhibit 10.1 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.156   License Agreement by and among NHP, MLD and BCC dated
          January 12, 2001 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 (No. 001-13845))
 10.157   Form of Interim Management Agreement with NHP dated January
          12, 2001 (incorporated by reference to Exhibit 10.3 to the
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001 (No. 001-13845))
 10.158   Schedule to Form of Interim Management Agreement with NHP
          (incorporated by reference to Exhibit 10.4 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.159   Form of Interim Management Agreement with NHP dated January
          12, 2001 (incorporated by reference to Exhibit 10.5 to the
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001 (No. 001-13845))
 10.160   Schedule to Form of Interim Management Agreement with NHP
          (incorporated by reference to Exhibit 10.6 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.161   Master Operations Transfer Agreement by and among NHP, MLD, and the entities listed on Schedule 1 dated January 12, 2001
          (incorporated by reference to Exhibit 10.7 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.162   Anderson Operations Transfer Agreement by and among Assisted
          Care Operators of Anderson, LLC ("ACO"), and Balanced Care
          at Anderson, Inc., and Trilogy Health Services, LLC dated as of March 31, 2001 (incorporated by reference to Exhibit
          10.15 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (No. 001-13845)))
 10.163   Agreement for Termination of Lease Guaranties and Ancillary
          Documents by and among Health Care Property Investors, Inc.
          ("HCPI"), ACO, Assisted Care Operators, LLC, Oakhaven Senior
          Living, Inc., Oakhaven Assisted Living, Inc., BCC, and BCC
          Development and Management Co. dated as of March 31, 2001
          (incorporated by reference to Exhibit 10.16 to the Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001
          (No. 001-13845))
 10.164   Agreement for Assumption of Guaranty Obligations by and
          among HCPI and BCC dated as of March 31, 2001 (incorporated by reference to Exhibit 10.17 to the Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2001 (No.
          001-13845))

 .16510   Consulting Agreement by and between BCC and Retirement Residences Advisor Inc. dated as of
         August 16, 2001 (filed herewith)
10.166   Letter Agreement between BCC and IPC Advisors S.a.r.l dated as of April 29, 2001, as amended May 8, 2001 (filed herewith)
10.167   Bridge Loan Agreement by and among BCC, VXM, HR, and RH dated as of April 4, 2001 (filed herewith)
10.168   Amendment Agreement by and among BCC, VXM, HR, and RH dated June 12, 2001 (filed herewith)
10.169   Second Amendment Agreement by and among BCC, VXM, HR, and RH dated July 6, 2001 (filed herewith)
10.170   Third Amendment Agreement by and among BCC, VXM, HR, and RH dated August 8, 2001 (filed herewith)
10.171   Fourth Amendment Agreement by and among BCC, VXM, HR, and RH dated September 6, 2001
         (filed herewith)
10.172   Subordination Agreement by and among the entities listed on Exhibit A, BCC, VXM, HR, RH, and HHF dated as of April 4, 2001 (filed herewith)
10.173   Stock Pledge Agreement by and among BCC, the parties listed on Schedule 1, the parties listed on Schedule 2, VXM, HR, and RH dated as of April 4, 2001 (filed herewith)
10.174   Note made by BCC in favor of VXM, HR, and RH in the amount of $26,003,524 dated as of
         April 4, 2001 (filed herewith)
10.175   Note made by BCC in favor of VXM, HR and RH in the amount of $750,000 dated as of May 1,
         2001 (filed herewith)
10.176   Note made by BCC in favor of VXM, HR and RH in the amount of $1,100,000 dated as of May
         30, 2001 (filed herewith)
10.177   Note made by BCC in favor of VXM, HR and RH in the amount of $1,250,000 dated as of June
         12, 2001 (filed herewith)
10.178   Note made by BCC in favor of VXM, HR and RH in the amount of $600,000 dated as of July 6,
         2001 (filed herewith)
10.179   Note made by BCC in favor of VXM, HR and RH in the amount of $997,035.24 dated as of
         August 8, 2001 (filed herewith)
10.180   Note made by BCC in favor of VXM, HR and RH in the amount of $500,000 dated as of
         September 6, 2001 (filed herewith)
10.181   Note made by BCC in favor of VXM, HR and RH in the amount of $300,000 dated as of
         September 25, 2001 (filed herewith)
10.182   Employment Agreement by and between BCC and Brad E. Hollinger dated as of January 31, 2001
         (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the
         quarter ended March 31, 2001 (No. 001-13845))**
10.183   First Amendment to Employment Agreement by and between BCC and Brad Hollinger dated as of
         August 30, 2001 (filed herewith)**
10.184   Employment Agreement dated as of September 20, 1995, by and between BCC and Robert J.
         Sutton (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form
         S-1 (No. 333-37833))**
10.185   Employment Agreement between Clint T. Fegan and BCC dated February 11, 1999 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999 (No. 001-13845))**
10.186   Change in Control Agreement between BCC and Gary W. Anderson dated July 29, 1999
         (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1998 (No. 001-13845))**
10.187   Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 of the
         Company's Current Report on Form 8-K dated March 29, 2000 (No. 001-13845))**
10.188   Updated Schedule to Form of Change in Control Agreement filed as Exhibit 99.2 of the
         Company's Current Report on Form 8-K dated March 29, 1999, 1999 (No. 001-13845) (filed herewith)**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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