Form 10-Q
period 2001-09-30
BALANCED CARE CORP
filed 2001-11-14
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT NOVEMBER 13, 2001
                    -----                             --------------------------------
        Common Stock, $.001 par value                            34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
  Consolidated Balance Sheets as of September 30, 2001 and
     June 30, 2001..........................................    2
  Consolidated Statements of Operations for the three months ended
     September 30, 2001 and 2000............................    3
  Consolidated Statements of Changes in Stockholders'
     Deficit for the three Months ended September 30,
     2001...................................................    4
  Consolidated Statements of Cash Flows for the three months ended
     September 30, 2001 and 2000............................    5
  Notes to Consolidated Financial Statements................    6
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................    9
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   18

                   PART II -- OTHER INFORMATION
ITEM 1:
LEGAL PROCEEDINGS...........................................   19
ITEM 3:
DEFAULTS UPON SENIOR SECURITIES.............................   19
ITEM 5:
OTHER INFORMATION...........................................   19
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   20
(A) Exhibits
(B) Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2001          2001
                                                              -------------   --------
                                                               (UNAUDITED)
                                                                   (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,283      $  2,471
  Receivables (net of allowance for doubtful receivables)...       2,961         2,842
  Prepaid expenses and other current assets.................       1,799         1,644
                                                                --------      --------
          Total current assets..............................       7,043         6,957
Restricted investments......................................       2,749         3,052
Property and equipment, net.................................      74,787        75,754
Goodwill, net...............................................       7,688         7,831
Purchase option deposits....................................       2,024         2,589
Other assets................................................       1,945           975
                                                                --------      --------
          Total assets......................................    $ 96,236      $ 97,158
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.........................    $ 95,439      $ 91,757
  Accounts payable..........................................       1,761         1,513
  Accrued payroll...........................................         517         1,139
  Accrued expenses..........................................       9,164         7,459
                                                                --------      --------
          Total current liabilities.........................     106,881       101,868
Long-term debt, net of current portion......................       1,404         1,322
Straight-line lease liability...............................       2,726         2,800
Deferred revenue and other liabilities......................         824           830
                                                                --------      --------
          Total liabilities.................................     111,835       106,820
                                                                --------      --------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................          --            --
  Preferred stock, Series A, $.001 par value; 1,150,958.....
  Preferred stock, Series B, $.001 par value; 5,009,750
     authorized; none outstanding...........................          --            --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and Outstanding -- 34,172,847 shares....          35            35
  Additional paid-in capital................................      83,450        83,450
  Accumulated deficit.......................................     (99,084)      (93,147)
                                                                --------      --------
          Total stockholders' deficit.......................     (15,599)       (9,662)
                                                                --------      --------
          Total liabilities and stockholders deficit........    $ 96,236      $ 97,158
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
Revenues:
  Resident services.........................................    $11,141       $11,432
  Patient services..........................................      2,509         2,357
  Other revenues............................................        125           176
                                                                -------       -------
          Total revenues....................................     13,775        13,965
                                                                -------       -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      6,255         6,500
     Other operating expenses...............................      3,540         3,720
  General and administrative expenses.......................      2,077         2,630
  Lease expense.............................................      2,367         3,166
  Depreciation and amortization expense.....................      1,444         1,367
  Provision for losses under shortfall funding agreements...        848         2,100
  Loss on financial restructuring...........................        525            --
                                                                -------       -------
          Total operating expenses..........................     17,056        19,483
                                                                -------       -------
     Loss from operations...................................     (3,281)       (5,518)
Other income (expense):
  Interest and other income.................................         58           102
  Interest expense..........................................     (2,714)       (1,810)
                                                                -------       -------
     Net loss...............................................    $(5,937)      $(7,226)
                                                                =======       =======
Basic and diluted loss per share............................    $ (0.17)      $ (0.21)
                                                                =======       =======
Weighted average shares -- basic and diluted................     34,173        34,173
                                                                =======       =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                COMMON STOCK
                                               --------------   ADDITIONAL
                                               ISSUED    PAR     PAID-IN     ACCUMULATED
                                               SHARES   VALUE    CAPITAL       DEFICIT      TOTAL
                                               ------   -----   ----------   -----------   --------
                                                THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
                                                       (IN THOUSANDS OF DOLLARS AND SHARES)
Balance at June 30, 2001.....................  34,173    $35     $83,450      $(93,147)    $ (9,662)
Net Loss.....................................      --     --          --        (5,937)      (5,937)
                                               ------    ---     -------      --------     --------
Balance at September 30, 2001................  34,173    $35     $83,450      $(99,084)    $(15,599)
                                               ======    ===     =======      ========     ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
Cash Flows from Operating Activities:
  Net loss..................................................   $ (5,937)     $ (7,226)
  Adjustments to reconcile net loss to net cash used for
     operating
     Activities:
     Depreciation and amortization..........................      1,444         1,367
     Provision for losses under shortfall funding
      agreements............................................        848         2,100
     Non-cash loss on financial restructuring...............        147            --
     Non cash interest -- convertible debt..................         --           223
     Changes in operating assets and liabilities, excluding
      effects of
       Acquisitions:
       Increase in receivables, net.........................       (967)       (4,047)
       Increase in development contracts in process, net....         --            (2)
       Increase in prepaid expenses and other current
        assets..............................................       (155)         (264)
       Increase in accounts payable, accrued payroll and
        accrued expenses....................................      1,331           517
                                                               --------      --------
          Net cash used for operating activities............     (3,289)       (7,332)
                                                               --------      --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................        (52)          (98)
  Decrease (increase) in restricted investments.............        303           (46)
  Restricted investment available for current liabilities...         --        (2,500)
  Increase in purchase option deposits and other assets.....       (834)           (4)
                                                               --------      --------
          Net cash used for investing activities............       (583)       (2,648)
                                                               --------      --------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................     52,943         5,000
  Payments on debt..........................................    (49,179)      (11,087)
  Proceeds from issuance of convertible debentures..........         --        14,000
  Decrease in straight-line lease liability.................        (74)           --
  Decrease in other liabilities.............................         (6)         (132)
                                                               --------      --------
          Net cash provided by financing activities.........      3,684         7,781
                                                               --------      --------
  Decrease in cash and cash equivalents.....................       (188)       (2,199)
Cash and cash equivalents at beginning of period............      2,471         5,722
                                                               --------      --------
Cash and cash equivalents at end of period..................   $  2,283      $  3,523
                                                               ========      ========
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  2,714      $    366
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION AND BACKGROUND

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of September 30, 2001, the Company owned, leased or managed 55 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia and Indiana. These facilities have a capacity for 3,837 assisted living residents, 169 skilled nursing patients and 57 independent living residents.

     On December 21, 1999 the Company closed on an equity transaction with IPC Advisor S.a.r.l. ("IPC") in which IPC purchased 16,700,000 shares of Common Stock at a price per share of $1.25, for an aggregate purchase price of $20,875,000. As a result of subsequent open market purchases, IPC directly owns 18,212,100 shares of Common Stock of the Company, representing approximately 53.3% of the issued and outstanding shares of the Company's Common Stock.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses in each of the years in the three year period ended June 30, 2001, and the quarter ended September 30, 2001, and as of September 30, 2001, has a stockholders' deficit of $15,599,000 and a working capital deficit of $99,838,000. Also, the Company is in default on most of its debt and lease agreements. Accordingly, such debt has been classified as a current obligation at September 30, 2001 and the lessors now have various remedies, including termination of the leases. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management of the Company has developed a financial recapitalization plan which contemplates the renegotiation of its leases, the purchase of certain facilities now leased with financing provided by lessor-REIT's, the sale of certain facilities, a significant capital investment by IPC Advisors S.a.r.l.
(IPC) (the owner of approximately 53% of the Company's outstanding common stock) and/or its affiliates, and additional loans from commercial lenders.

     In May 2001 the Company announced that the Company's Board of Directors had approved a recapitalization plan, including a rights offering. Management believes the proceeds of the proposed recapitalization will be used to provide the Company with the funds necessary to (i) complete a restructuring of certain lease obligations, (ii) purchase certain leased assets, (iii) repay short-term and sub-debt, (iv) complete certain SPE takeouts, and (v) provide working capital. The proposed recapitalization plan is expected to be submitted to the Company's stockholders for approval as soon as practicable. IPC, the Company's majority shareholder, has agreed to vote in favor of the proposed recapitalization plan at such time as the plan is submitted to the Company's stockholders for approval, subject to certain approvals and conditions, including the successful negotiation of satisfactory agreements with the Company's landlords to complete the Company's lease restructuring plan. Also in May 2001, the Company entered into a non-binding letter agreement with IPC under which IPC agreed to provide the Company with interim financing in an amount of up to approximately $54,000,000 (the "Bridge Loan"). IPC's commitment to fund the Bridge Loan is subject to the Company reaching satisfactory agreements with its landlords to complete the Company's lease restructuring plan.

     The proposed $54.0 million bridge loan is still subject to negotiation of definitive documentation. Subject to necessary approvals, the proposed bridge loan is expected to be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company is expected to use the proceeds of the bridge loan to complete its lease-

                   BALANCED CARE CORPORATION AND SUBSIDIARIES restructuring. The Company is in the final stages of negotiations with certain of its landlords to obtain purchase options, rent reductions and/or deferrals in consideration for certain payments to the landlords.

     Although the Company believes it will reach agreement with the applicable landlords in connection with the lease restructuring and will be able to obtain the proposed bridge loan from IPC, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and all applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete the financial recapitalization plan and, ultimately, to achieve profitable future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

  (b) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the three month periods ended September 30, 2001 and 2000 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2001 as contained in the Company's Annual Report on Form 10-K.

2.  DEBT

     On September 28, 2001, the Company refinanced two existing Heller Healthcare Finance loans into a single loan with the same lender in the amount of $50,737,000 (the "Heller Loan"), which loan has a maturity date of December 31, 2002. The Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Heller Loan is secured by the real estate of seventeen of the Company's owned assisted living facilities.

3.  PROMISSORY NOTES

     The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM") (together, the "VXM Loan"). Borrowings for the fiscal year to date total $4,497,035 bringing the total current principal balance to $33,600,559. The VXM Loan is subordinated to the Heller Loan.

4.  PRO FORMA RESULTS OF OPERATIONS

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except EPS). The pro forma results include six businesses acquired in October 2000, and exclude operations transferred to another manager in fiscal year 2001 as a result of certain lease terminations with two of the Company's lenders -- Nationwide Health Properties, Inc. and Health Care Property Investors, Inc. Such businesses acquired were SPE lessees of facilities previously managed by the Company.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue.....................................................  $13,770    $12,863
Expenses....................................................   19,713     18.660
                                                              -------    -------
Net Loss....................................................   (5,943)    (5,797)
Net Loss per common share...................................     (.17)      (.17)

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and transfers had been completed as of July 1, 2001 and 2000, respectively. In addition, they are not intended to be a projection of future results of operations.

5.  LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2001 and 2000, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6.  LOSS ON FINANCIAL RESTRUCTURING

     The loss on financial restructuring includes losses incurred in connection with financing efforts and rent restructuring, in the amount of $525,000, consisting of $275,000 in unamortized exit fees and a prepayment fee for debt which was refinanced, $145,000 of unamortized deferred financing costs on debt which was refinanced, and $105,000 of legal, consulting and accounting fees relating to financial restructuring services.

7.  SUBSEQUENT EVENT

     On October 31, 2001, the Company and Health Care Property Investors, Inc.
(HCPI) the landlord for the Company's facility located in Jackson, TN, entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI conditionally agreed to terminate the Company's lease agreement and guarantees as of October 31, 2001 for the Jackson, TN property,
(ii) HCPI conditionally agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, and (iii) the Company agreed to transfer to a designated new operator all rights, title, and interest to the Jackson, TN property. The annual lease obligation for this property was approximately $470,000.

     On October 31, 2001, the Company exercised its options to purchase 2 SPEs which it had managed located in the states of Indiana and Tennessee. The Company continues to manage 14 properties and is negotiating purchase arrangements with SPE owners in conjunction with its rent restructuring.

8.  SEGMENT REPORTING

     In Fiscal 2002 and 2001, the Company had three primary reportable segments:
(i) Resident Services which includes all assisted living and independent living services, and the management of assisted living facilities, (ii) Patient Services which includes skilled nursing services, home health services, and medical rehabilitation services, and (iii) General and Administrative. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     The Company's management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on financial restructuring), lease expense, interest (net), taxes, depreciation and amortization.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                             QUARTER ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------------------
                                                    RESIDENT   PATIENT     GENERAL AND
                                                    SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                    --------   --------   --------------   ------------
Revenues..........................................  $11,201     $2,511       $    63         $13,775
Facility Operating expenses.......................    7,796      1,999            --           9,795
                                                    -------     ------       -------         -------
Contribution Margin...............................    3,405        512            63           3,980
General and administrative expenses...............       --         --         2,077           2,077
Provision for losses under shortfall funding
  agreements......................................      848         --            --             848
                                                    -------     ------       -------         -------
Income (loss) before non-recurring items, lease
  expense, Interest (net), taxes, depreciation and
  amortization....................................  $ 2,557     $  512       $(2,014)        $ 1,055
                                                    =======     ======       =======         =======
Total Assets......................................  $91,557     $3,587       $ 1,092         $96,236
                                                    =======     ======       =======         =======

                                                            QUARTER ENDED SEPTEMBER 30, 2000
                                                   ---------------------------------------------------
                                                   RESIDENT   PATIENT     GENERAL AND
                                                   SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                   --------   --------   --------------   ------------
Revenues.........................................  $ 11,587    $2,357       $    21         $ 13,965
Facility Operating expenses......................     8,320     1,900            --           10,220
                                                   --------    ------       -------         --------
Contribution Margin..............................     3,267       457            21            3,745
General and administrative expenses..............        --        --         2,630            2,630
Provision for losses under shortfall funding
  agreements.....................................     2,100        --            --            2,100
                                                   --------    ------       -------         --------
Income (loss) before non-recurring items, lease
  expense, Interest (net), taxes, depreciation
  and amortization...............................  $  1,167    $  457       $(2,609)        $   (985)
                                                   ========    ======       =======         ========
Total Assets.....................................  $108,682    $3,992       $ 8,546         $121,220
                                                   ========    ======       =======         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters ended September 30, 2001 and 2000 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

OVERVIEW

     The Company was incorporated in April 1995 and utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at September 30, 2001 and 2000 (excluding transferred operations).

                                                                  SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                                     2001                               2000
                                       --------------------------------   --------------------------------
                                       OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                       -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.........................   12        7       22       41      12        1       26       39
Acquired Assisted Living
  Facilities.........................    5        9       --       14       5        8       --       13
Skilled Nursing Facilities...........   --        3       --        3      --        3       --        3
                                        --       --       --       --      --       --       --       --
                                        17       19       22       58      17       12       26       55
                                        ==       ==       ==       ==      ==       ==       ==       ==

     As of September 30, 2001, the Company owned, leased or managed 55 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, and Indiana. These operating facilities have a capacity for 3,837 assisted living residents, 169 skilled nursing patients and 57 independent living residents.

     The Company generates revenue from two primary sources: resident services and patient services. Resident services include all revenues earned from services provided to assisted living facility residents. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub acute care, home health, and other programs provided to patients in skilled nursing facilities.

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses and other overhead costs; (iii) provisions for losses, which include losses relating to working capital advances made under shortfall funding agreements and losses on financial restructuring; (v) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (vi) depreciation and amortization.

RECAPITALIZATION PLAN

     On May 8, 2001, the Company announced that its board of directors approved a proposed recapitalization plan, including a rights offering (the "Rights Offering"). Proceeds of the proposed recapitalization are expected to be applied to (i) complete restructuring of the Company's lease obligations, (ii) purchase leased assets, (iii) repay short-term debt and sub-debt, (iv) complete certain SPE takeouts, (v) provide working capital and (vi) pay transaction costs. IPC Advisors S.a.r.l. ("IPC"), the Company's 53% stockholder, has agreed to vote in favor of the proposed recapitalization plan at such time as the plan is submitted to the Company's stockholders for approval, subject to the successful negotiation of satisfactory agreements with the Company's landlords to complete its lease restructuring plan.

     Common stockholders who participate in the proposed Rights Offering and exercise their rights in full will preserve their proportionate equity ownership and voting power of the Company on a fully diluted basis. Stockholders who do not exercise their rights in full may experience a decrease in their proportionate equity ownership and voting power. The rights issuable in connection with the Rights Offering are expected to be transferable. In addition, all participating stockholders are expected to have the right, but not the obligation, to purchase their pro rata share of any portion of the Rights Offering not subscribed for the other Company stockholders. IPC has agreed to subscribe for rights in an amount sufficient to complete the proposed recapitalization plan, subject to the successful negotiation of satisfactory agreements with the Company's landlords to complete its lease restructuring plan.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     In order to complete the proposed Rights Offering, the Company's stockholders may be asked to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of Common Stock. The reverse stock split would not change the number of authorized shares of Common Stock or the par value of the shares of Common Stock.

     In May 2001, the Company entered into a non-binding letter agreement with IPC, under which IPC has agreed to provide the Company with interim financing in an amount of up to approximately $54,000,000 ("Bridge Loan"). IPC's commitment to fund the Bridge Loan is subject to the Company reaching satisfactory agreements with its landlords to complete the Company's lease restructuring plan. Subject to necessary approvals, the Bridge Loan is expected to be secured by (i) subordinated security interests in certain of the Company's encumbered assets and/or (ii) the pledge of stock of certain of the Company's subsidiaries. The Company is expected to use the proceeds of the Bridge Loan, in part, to complete its lease restructuring. The Company continues to be in negotiations with certain of its landlords to obtain covenant waivers, purchase options, rent reductions, rent abatements and/or rent deferrals in consideration for certain payments to the landlords. The remainder of the Bridge Loan is expected to be used to (i) retire existing short-term debt owed to IPC and (ii) provide working capital. As consideration for proving the Bridge Loan, the Company will pay a commitment fee.

     The Company intends to hold a Special Meeting where the stockholders will be asked to approve, among other things, (i) the proposed recapitalization plan (including the Bridge Loan), (ii) a reverse stock split and (iii) the proposed Rights Offering. IPC, the Company's 53% stockholder, has agreed to vote in favor of each of the proposals at the Special Meeting, subject to the successful negotiation of satisfactory agreements with the Company's landlords to complete its lease restructuring plan. However, although the Company believes it will reach agreement with the applicable landlords in connection with the lease restructuring plan and will be able to obtain the Bridge Loan from IPC, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and applicable conditions to closing have been satisfied or waived. Unless and until such closings occur, there can be no assurance that the Company's landlords or lenders will not take action against the Company with respect to the Company's defaulted obligations.

TERMINATION OF LEASE

     On October 31, 2001, Health Care Property Investors, Inc. ("HCPI"), the landlord for the Company's ALF located in Jackson, TN, reached an agreement with the Company and entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI conditionally agreed to terminate the Company's lease agreement and guarantees as of October 31, 2001 for the Jackson property, (ii) HCPI conditionally agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, (iii) the Company agreed to transfer to a designated new operator all right, title, and interest to the Jackson, TN property. The annual lease obligation for this property was approximately $470,000.

OTHER FINANCING

     On September 28, 2001, the Company refinanced two existing Heller Healthcare Finance loans into a single loan with the same lender in the amount of $50,737,000 (the "Heller Loan"), which loan has a maturity date of December 31, 2002. The Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Heller Loan is secured by the real estate of seventeen of the Company's owned assisted living facilities.

     The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR, RH, and VXM (the "VXM Loan"). Borrowings for the fiscal year to date total $4,497,035 bringing the total current principal balance to $33,600,559. The VXM Loan is subordinated to the Heller Loan. It is

                   BALANCED CARE CORPORATION AND SUBSIDIARIES anticipated that the Company will use a portion of the proceeds of the $54M Bridge Loan to pay off the VXM Loan.

OPERATING AND CENSUS TRENDS

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated for the Company's 58 owned, leased or managed facilities at September 30, 2001 and the Company's 55 owned, leased and managed facilities at September 30, 2000 (excluding the Company's transferred operations):

                                             SEPTEMBER 30, 2001                SEPTEMBER 30, 2000
                                       -------------------------------   -------------------------------
                                          STABLE       STABLE    TOTAL      STABLE       STABLE    TOTAL
                                       FACILITIES(1)   BEDS(1)   BEDS    FACILITIES(1)   BEDS(1)   BEDS
                                       -------------   -------   -----   -------------   -------   -----
End of Period Capacity:
  Owned..............................       17          1,042    1,042        17          1,052    1,052
  Leased.............................       16          1,023    1,313        12            782      782
  Managed............................       18          1,303    1,708        16            987    1,869
                                            --          -----    -----        --          -----    -----
Total................................       51          3,368    4,063        45          2,821    3,703
                                            ==          =====    =====        ==          =====    =====
End of Period Occupancy:
  Owned..............................                      88%      88%                      93%      93%
  Leased.............................                      90%      82%                      93%      93%
  Managed............................                      77%      69%                      83%      64%
                                                        -----    -----                    -----    -----
Total................................                      84%      78%                      90%      79%
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

     To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding transferred operations:

                                     SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                         2000            2000         2001        2001         2001
                                     -------------   ------------   ---------   --------   -------------
At quarter end:
  Facilities in Operation..........          55             57            57         57            58
  Resident Capacity................       3,703          3,866         3,866      3,961         4,063
  Census...........................       2,910          3,023         3,094      3,158         3,166
For the three month period ended:
  Revenue..........................     $18,051        $18,956       $19,291    $19,995       $20,678
  EBITDAR..........................     $ 4,631        $ 4,590       $ 3,988    $ 4,944       $ 5,657

     The above summary is presented for the purpose of demonstrating the operating trends of the Company's overall portfolio of facilities and is not necessarily indicative of the Company's reported consolidated results of operations under Generally Accepted Accounting Principles (GAAP). The results of operations for the

                   BALANCED CARE CORPORATION AND SUBSIDIARIES managed facilities are included in the data above but are not included in the Company's consolidated financial statements presented in this Quarterly Report.

     See also "Liquidity and Capital Resources -- Operations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                               THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Statement of Operations Data:
Resident services...........................................   81.0%    81.8%
Patient services............................................   18.2     16.9
Other Revenue...............................................    0.8      1.3
                                                              -----    -----
Total revenue...............................................  100.0%   100.0%
                                                              -----    -----
Operating expenses:
  Facility operating expenses...............................   71.1     73.2
  Development, general and administrative expenses..........   15.1     18.8
  Provision for losses on shortfall funding agreements......    6.1     15.0
  Lease expense.............................................   17.2     22.7
  Depreciation and amortization.............................   10.5      9.8
  Loss on financial restructuring...........................    3.8       --
                                                              -----    -----
Total operating expenses....................................  123.8%   139.5%
                                                              -----    -----
Loss from operations........................................  (23.8)   (39.5)
Other income (expense)......................................  (19.3)   (12.2)
                                                              -----    -----
Net loss....................................................  (43.1)%  (51.7)%
                                                              =====    =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total Revenue. Total revenue for the three months ended September 30, 2001 decreased by $190,000 to $13,775,000 compared to $13,965,000 for the three months ended September 30, 2001. The decrease primarily resulted from revenue of $2,500,000 relating to transferred operations and was partially offset by increased revenue of $2,182,000 from SPE and other operations acquired during fiscal year 2001. Resident services comprised 81% and 82% of total revenues for three months ended September 30, 2001 and 2000, respectively.

     Operating Expenses. Total operating expenses decreased by $2,427,000 to $17,056,000 for three months ended September 30, 2001 from $19,483,000 for the three months ended September 30, 2000. This decrease was the result of (i) a decrease of $2,123,000 from transferred operations, (ii) a decrease in the provision for losses under shortfall fundings of $1,252,000 and (iii) decreased general and administrative expenses of $553,000 and (iv) decreased lease expense of $799,000. These decreases were partially offset by (i) an increase of $1,799,000 for SPE facilities acquired in fiscal year 2001 and (ii) a loss on financial restructuring of $525,000.

     Facility operating expenses for the three months ended September 30, 2001 decreased by $425,000 to $9,795,000 from $10,220,000 for three months ended September 30, 2000. This decrease was a primarily the

                   BALANCED CARE CORPORATION AND SUBSIDIARIES net result of a decrease of $2,123,000 for transferred operations, and was partially offset by an increase of $1,799,000 from SPE facilities acquired in fiscal year 2001.

     General and administrative expenses decreased by $553,000 to $2,077,000 for the three months ended September 30, 2001 from $2,630,000 for three months ended September 301, 2000. The decrease was primarily a result of reduction in corporate staffing.

     Lease expense decreased by $799,000 to $2,367,000 for the three months ended September 30, 2001 from $3,166,000 for the three months ended September 30, 2000. This decrease was primarily a result of decreased lease expense from transferred operations and was partially offset by increased lease expense from SPE facilities acquired in fiscal year 2001.

     Depreciation and amortization increased by $77,000 to $1,444,000 for the three months ended September 30, 2001 from $1,367,000 for the three months ended September 30, 2000.

     The provision for losses under shortfall funding agreements decreased by $1,252,000 to $848,000 for three months ended September 30, 2001 from $2,100,000 for the three months ended September 30, 2000. The decrease is primarily the result of (i) reduction in losses relating to transferred operations, which were in the ramp-up stage in the prior year comparative quarter; and (ii) overall improvement in operating performance. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital
Resources -- Operations."

     The loss on financial restructuring of $525,000 includes costs incurred in connection with financing efforts and rent restructuring. No loss on financial restructuring was incurred for the same period in the prior fiscal year.

     Other Income (Expense). Interest and other income for the three months ended September 30, 2001 decreased by $44,000 to $58,000 from $102,000 for the three months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 increased by $904,000 to $2,714,000 from $1,810,000 for the three months ended September 30, 2000. This was primarily due to the additional accrued interest on the VXM Loan due to increased borrowing.

     Net Loss. The Company's net loss of $5,937,000 for the three months ended September 30, 2001 decreased by $1,289,000 from a net loss of $7,226,000 for the three months ended September 30 2000. This decrease resulted primarily from (i) a decrease in the provision for losses under shortfall funding agreements of $1,252,000 (ii) decreased lease expense of $799,000 and (iii) decreased general and administrative expenses of $553,000. The decrease was partially offset by an increase in interest expense of $904,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's announcement in 1999 that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

RECAPITALIZATION PLAN

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization Plan."

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

OTHER FINANCING TRANSACTIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing."

OPERATIONS

     At September 30, 2001, the Company had opened 41 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 58 assisted and skilled nursing facilities (excluding transferred operations.) The Company has concluded its initial round of development activity initiated four years ago.

     The Company's development projects generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party special purpose entity ("SPE") Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years in return for a management fee approximating 6% of the net revenue of the facility. The foregoing is an off-balance sheet financing structure.

     For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 40 development projects for which the Company holds or held the foregoing type of option (excluding the transferred operations). As of September 30, 2001, the Company has exercised its option to purchase 18 SPEs financed under the SPE structure for a total purchase price of approximately $21.9 million, of which $6.4 million was paid in cash and $15.5 million was financed by increasing the existing facility lease bases. In October 2001, the Company exercised its options to purchase an additional 2 SPEs financed under this structure. The Company continues to manage 20 properties under the SPE structure. Management is continuing to negotiate purchase arrangements with SPE owners in conjunction with its rent restructuring.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. These lease obligations for the next twelve months aggregate approximately $20,000,000. The Company's operations do not generate sufficient cash flow to meet current or future rent obligations under the Company's existing lease documents. Cash flows remaining after meeting the Company's operating and general and administrative expenses are used to make partial rent payments to certain landlords. The Company's ability to meet its future lease obligations is discussed further in this section. The lease documents with all of the REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT,
(i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and (vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with financial covenants set forth in clauses (i) and (ii) at September 30, 2001 under its leases with four of its landlords. For the current quarter-

                   BALANCED CARE CORPORATION AND SUBSIDIARIES end, the Company has not received any default notices from any of the affected landlords specifically with respect to the Company's failure to comply with the financial covenants; however, there can be no assurance that the Company will not receive such notices or that the landlords will not take action to enforce their rights and remedies under the leases. Management is negotiating revised covenants in conjunction with the rent restructuring.

     On November 15, 2000, the Company received notices of events of default from Meditrust with respect to the failure to meet certain financial covenants under the Meditrust leases at September 30, 2000 and the failure to timely complete construction of the facility located in Chesterfield, VA. The Meditrust notices stated that Meditrust had elected to apply the collateral deposits from nine of the 12 Outlook Pointe facility leases in the aggregate amount of $1,187,988 towards repayment of two promissory notes made by TC Realty Holding Company in favor of Meditrust in the aggregate principal amount of $1,420,000, which notes had a maturity date of October 1, 2000 (collectively, the "Xenia/Lima Notes"). The proceeds from Xenia/Lima Notes were used to provide working capital for the Xenia and Lima Outlook Pointe facilities. On November 15, 2000, Meditrust also elected to apply the cash collateral deposits from two more of the 12 Outlook Pointe facility leases in the aggregate amount of $174,898 towards the prepayment of a promissory note made by Black Box Holding Company in favor of Meditrust in the principal amount of $362,225, which note had a maturity date of January 30, 2001 (the "Lewisburg Note"). The proceeds from the Lewisburg Note were used to provide working capital for the Lewisburg Outlook Pointe facility. Finally, on November 15, 2000, Meditrust elected to apply the capital for the remaining Outlook Pointe facility in the amount of $108,821 towards the outstanding obligation of the promissory note made by the Company and IPC in favor of Meditrust in the principal amount of $7,811,054 (see "Strategic Changes and Business Developments -- Property Acquisition").

     On January 30, 2001 an additional note made by TC Realty Holding Company in favor of Meditrust in the principal amount of $517,464 (the "Chippewa Note") came due and payable and an additional note made by Black Box Holding Company in the principal amount of $517,064 (the "Dillsburg Note") came due and payable. The proceeds from the Chippewa Note and the Dillsburg Note were used to provide working capital for the Chippewa and Dillsburg Outlook Pointe facilities.

     On February 9, 2001, two additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $948,000 and $813,751, respectively (the "Pocahontas/Blytheville Notes") came due and payable. The proceeds from the Pocahontas/Blytheville Notes were used to provide working capital for the Pocahontas and Blytheville facilities.

     On July 31, 2001, four additional notes made by TC Realty Holding Company in favor of Meditrust in the principal amounts of $1,167,000, $857,000, $824,000 and $1,984,000 (the "Chesterfield/Hendersonville/ Kingsport/Knoxville Notes") came due and payable. The proceeds from the Chesterfield/Hendersonville/ Kingsport/Knoxville Notes were used to provide working capital for the Chesterfield, Hendersonville, Kingsport, Knoxville facilities (herein after the Xenia/Lima Notes, the Lewisburg Note, the Chippewa Note, the Dillsburg Note, the Pocahontas/Blytheville Notes and the Chesterfield/Hendersonville/Kingsport/ Knoxville Notes shall be collectively referred to as the "Notes").

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     In December 2000, the Company elected to withhold rent payments from five of its six landlords. Since that date, the Company has negotiated and continues to negotiate with all six of its landlords to obtain covenant modifications, purchase options, rent reductions, rent abatements, rent deferrals and/or facility transfers that reflect the current economics of the Company's facilities. The negotiations are primarily related to newly constructed facilities that are in various stages of lease-up and require significant capital to reach maturity.

     With respect to the five affected landlords, the non-payment of rent constitutes monetary defaults under the Company's facility leases, and provides the landlords with various remedies, including, but not limited to, termination of the leases. These monetary defaults could trigger defaults under other leases with the same landlord or with the Company's other landlord or lenders.

     The Company received notices of default from the affected landlords. NHP accelerated all rent and commenced legal action to enforce its rights and remedies; however, on January 12, 2001, the Company and NHP reached an agreement and NHP agreed to dismiss all legal actions against the Company. Ocwen Financial ("Ocwen") elected to apply $257,000 under certain letters of credit maintained in favor of Ocwen by the Company towards the Company's rent obligations. On or about May 31, 2001, Ocwen commenced legal action against the Company in an action styled Centerville ALF, Inc. et al v. Balanced Care Corporation, in the United States District Court for the Southern District of Ohio in Civil Action No. C 3 01-233. In that action, Ocwen seeks a judicial determination that the Company must unconditionally fund its obligations to advance rent and other expenses under the Ocwen leases in accordance with the Company's Working Capital Assurance Agreements. In Addition, Ocwen seeks damages in the amount of $531,000, plus interest and costs. The other three landlords have demanded payment of outstanding rent. To date no other legal action has been commenced against the Company in connection with the foregoing payment defaults; however there can be no assurance that the affected landlords will not take action to enforce their rights and remedies under the leases.

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

     The Company's operations do not generate sufficient cash flow to meet current or future rent obligations under the Company's existing lease documents. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Cash flows remaining after meeting the foregoing expenses are used to make partial rent payments to certain landlords and interest payments to the Company's lenders. As of September 30, 2001, the Company had approximately $5,100,000 of accrued, unpaid rent for its leased and managed facilities. As part of its finance-restructuring plan, the Company is negotiating rent abatements, rent deferrals, and purchase options with its landlords. Management is negotiating a proposed Rights Offering to meet the current and future capital needs of the Company. IPC, the Company's 53% stockholder, has agreed to vote its shares in favor of a Rights Offering at the Company's Special Meeting, subject to the successful negotiation of satisfactory agreements with the Company's landlords to complete its lease restructuring plan. Although the Company anticipates that a Rights Offering will be completed in due course, there can be no assurance this will be the case until definitive documents have been prepared and the transactions contemplated thereunder have been completed. The inability of the Company to close on a Rights Offering or an alternative source of funding would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unable to close on the proposed Rights Offering or find an alternative financing source, the Company might ultimately need to seek protection under applicable insolvency laws; however, the Company is not pursuing this alternative at this time. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations, the Company's ability

                   BALANCED CARE CORPORATION AND SUBSIDIARIES to generate sufficient cash from operations and close on the proposed Rights Offering or an alternative source of funding.

OPERATING ACTIVITIES

     Cash used by operations decreased by $4,043,000 to $3,289,000 for the three months ended September 30, 2001 from cash used by operations of $7,332,000 for the three months ended September 30, 2000. The decrease in cash used was the result of improved operating performance, thereby reducing the operating loss and shortfall funding expense, and a reduction in the increase in receivables.

INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities decreased by $2,065,000 to $583,000 for the three months ended September 30, 2001 from $2,648,000 for the three months ended September 30, 2000. Cash provided by financing activities decreased by $4,097,000 to $3,684,000 for the three months ended September 30, 2001 from $7,781,000 for the three months ended September 30, 2000. Decreases in cash used for investing activities resulted primarily from a reduction in cash used to increase restricted investments in the prior year. Decreases in financing activities resulted from the decreased funding from debt and capital sources.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any securities subject to market risk as of, or during, the three months ended at September 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The pending litigation captioned Harry Brukner v. Balanced Care Corporation, et al, filed on or about November 15, 2000 in the Court of Chancery of the State of Delaware, New Castle County at Civil Action No. 18490-NC, was dismissed by the plaintiff without prejudice.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     On December 30, 1999, the Company and IPC (collectively, "Maker") made a promissory note in the amount of $7,811,054 (the "Meditrust Note") in favor of New Meditrust Corporation, as assigned to La Quinta TRS II, Inc. on March 28, 2001 ("Meditrust"). The Meditrust Note had a maturity date of April 3, 2001 (the "Maturity Date"). On April 4, 2001, La Quinta sent a letter to the Company and IPC, stating that the Company and IPC failed to pay the entire outstanding principal amount and all accrued interest under the Meditrust Note on the Maturity Date, and demanding payment thereof. On June 20, 2001, La Quinta sued the Company and IPC in an action styled La Quinta TRS II, Inc. v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C. In that action, La Quinta asserted that the Company's and IPC failure to pay the entire principal amount and all outstanding interest under the Meditrust Note on the Maturity Date was an event of default under the Meditrust Note, and that La Quinta is entitled to damages equal to the principal amount of the Meditrust Note of $7,811,054, together with late fees of $250 per month beginning in April 2001 and 18% interest per annum on the late charges and all costs and attorneys' fees incurred in collecting on the Meditrust Note, plus 18% interest per annum. The Company is currently defending this matter and is simultaneously negotiating with Meditrust regarding the Meditrust Note as part of the lease restructuring.

     The Company entered into an Indemnification, Defense, Hold Harmless and Reimbursement Agreement dated as of December 29, 1999 in favor of IPC (the "Indemnification Agreement"), under which the Company agreed to indemnify IPC for its obligations to Meditrust under the Meditrust Note. The Company's obligations under the Indemnification Agreement are secured by a pledge of the stock of certain of the Company's subsidiaries pursuant to a Stock Pledge Agreement dated as of April 18, 2000, as the same has been amended from time to time. IPC's rights and interests under the IPC Stock Pledge Agreement are also subordinated to the rights of Heller. IPC has agreed to refrain from taking any action or from receiving any payment arising under or with respect to the Indemnification Agreement until the Heller Obligations are paid in full.

     See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 5:  OTHER INFORMATION

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- For an update on the Company's financial activities.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1     --   Agreement for Termination of Lease, Guaranties and Ancillary
               Documents dated as of October 31, 2001 among Health Care
               Property Investors, Inc., Assisted Care Operators of
               Jackson, LLC, Assisted Care Operators, L.L.C., Oakhaven
               Assisted Living, Inc., Oakhaven Senior Living, Inc.,
               Balanced Care Corporation, BCC Development and Management Co
               and Balanced Care at Jackson, Inc. (filed herewith)
 10.2     --   Agreement for Assumption of Guaranty Obligations dated as of
               October 31, 2001 among Assisted Care Operators, LLC,
               Oakhaven Assisted Living, Inc., Oakhaven Senior Living,
               Inc., Balanced Care Corporation and Health Care Property
               Investors, Inc. (filed herewith)
 10.3     --   Operations Transfer Agreement dated as of October 31, 2001 among Assisted Care Operators of Jackson, LLC, Balanced Care at Jackson, Inc. and Cheyenne Trace, L.L.C. (filed herewith)
 10.4     --   Fifth Amendment Agreement dated as of October 4, 2001 among
               Balanced Care Corporation, VXM Investments Limited, HR
               Investments Limited and RH Investments Limited (filed
               herewith)
 10.5     --   Note made by Balanced Care Corporation in favor of VXM
               Investments Limited, HR Investments Limited and RH
               Investments Limited in the amount of $1,200,000 dated as of
               October 4, 2001 (filed herewith)
 10.6     --   Sixth Amendment Agreement dated as of October 29, 2001 among
               Balanced Care Corporation, VXM Investments Limited, HR
               Investments Limited and RH Investments Limited (filed
               herewith)
 10.7     --   Note made by Balanced Care Corporation in favor of VXM
               Investments Limited, HR Investments Limited and RH
               Investments Limited in the amount of $900,000 dated as of
               October 29, 2001 (filed herewith)

(B) Reports on Form 8-K

     None.

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

                                          BALANCED CARE CORPORATION

                                          By:      /s/ CLINT T. FEGAN
                                            ------------------------------------
                                                       Clint T. Fegan
                                                  Chief Financial Officer

Date: November 14, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1     --   Agreement for Termination of Lease, Guaranties and Ancillary
               Documents dated as of October 31, 2001 among Health Care
               Property Investors, Inc., Assisted Care Operators of
               Jackson, LLC, Assisted Care Operators, L.L.C., Oakhaven
               Assisted Living, Inc., Oakhaven Senior Living, Inc.,
               Balanced Care Corporation, BCC Development and Management Co
               and Balanced Care at Jackson, Inc. (filed herewith)
 10.2     --   Agreement for Assumption of Guaranty Obligations dated as of
               October 31, 2001 among Assisted Care Operators, LLC,
               Oakhaven Assisted Living, Inc., Oakhaven Senior Living,
               Inc., Balanced Care Corporation and Health Care Property
               Investors, Inc. (filed herewith)
 10.3     --   Operations Transfer Agreement dated as of October 31, 2001 among Assisted Care Operators of Jackson, LLC, Balanced Care at Jackson, Inc. and Cheyenne Trace, L.L.C. (filed herewith)
 10.4     --   Fifth Amendment Agreement dated as of October 4, 2001 among
               Balanced Care Corporation, VXM Investments Limited, HR
               Investments Limited and RH Investments Limited (filed
               herewith)
 10.5     --   Note made by Balanced Care Corporation in favor of VXM
               Investments Limited, HR Investments Limited and RH
               Investments Limited in the amount of $1,200,000 dated as of
               October 4, 2001 (filed herewith)
 10.6     --   Sixth Amendment Agreement dated as of October 29, 2001 among
               Balanced Care Corporation, VXM Investments Limited, HR
               Investments Limited and RH Investments Limited (filed
               herewith)
 10.7     --   Note made by Balanced Care Corporation in favor of VXM
               Investments Limited, HR Investments Limited and RH
               Investments Limited in the amount of $900,000 dated as of
               October 29, 2001 (filed herewith)