Form 10-Q
period 2001-12-31
BALANCED CARE CORP
filed 2002-02-14
CIK 1024096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

            CLASS                              OUTSTANDING AT FEBRUARY 13, 2002

Common Stock, $.001 par value                             34,172,847

                            BALANCED CARE CORPORATION
                                TABLE OF CONTENTS


                                                                                                                       PAGE
                                                                                                                       ----
                          PART I--FINANCIAL INFORMATION
ITEM 1:

CONDENSED FINANCIAL STATEMENTS (unaudited)

     Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001.........................................      2

     Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000...................      3

     Consolidated Statements of Operations for the six months ended December 31, 2001 and 2000.....................      4

     Consolidated Statements of Changes in Stockholders' Deficit for the six months ended December 31, 2001........      5

     Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000.....................      6

     Notes to Consolidated Financial Statements....................................................................      7

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS.................................................................................................     13

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................................     25

                           PART II--OTHER INFORMATION

ITEM 1:
LEGAL PROCEEDINGS..................................................................................................     25

ITEM 3:
DEFAULTS UPON SENIOR SECURITIES....................................................................................     25

ITEM 5:
OTHER INFORMATION..................................................................................................     25

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K...................................................................................     26
(A)      Exhibits
(B)      Reports on Form 8-K

                          PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,       JUNE 30,
                                                                                             2001             2001
                                                                                             ----             ----
                                                                                          (UNAUDITED)
                                                                                                 (IN THOUSANDS
                                                                                               EXCEPT SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents........................................................    $       2,943     $       2,471
   Receivables (net of allowance for doubtful receivables)..........................            2,262             2,842
   Prepaid expenses and other current assets........................................            1,480             1,644
                                                                                        -------------     -------------
        Total current assets........................................................            6,685             6,957
Restricted investments..............................................................            1,513             3,052
Property and equipment, net.........................................................           72,017            75,754
Goodwill, net.......................................................................            7,629             7,831
Purchase option deposits............................................................            1,804             2,589
Other assets........................................................................              865               975
                                                                                        -------------     -------------
        Total assets................................................................    $      90,513     $      97,158
                                                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt................................................    $      99,336     $      91,757
   Accounts payable.................................................................            1,563             1,513
   Accrued payroll..................................................................            1,379             1,139
   Accrued expenses.................................................................            9,692             7,459
                                                                                        -------------     -------------
        Total current liabilities...................................................          111,970           101,868
Long-term debt, net of current portion..............................................            2,070             1,322
Straight-line lease liability.......................................................            1,820             2,800
Deferred revenue and other liabilities..............................................              740               830
                                                                                        -------------     -------------
        Total liabilities...........................................................          116,600           106,820
                                                                                        -------------     -------------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value; 5,000,000 authorized; none outstanding.........               --                --
   Preferred stock, Series A, $.001 par value; 1,150,958 authorized; none outstanding              --                --
   Preferred stock, Series B, $.001 par value; 5,009,750 authorized; none outstanding              --                --
   Common stock, $.001 par value; authorized--50,000,000 shares; issued and
      Outstanding--34,172,847 shares................................................               35                35
   Additional paid-in capital.......................................................           83,450            83,450
   Accumulated deficit..............................................................         (109,572)          (93,147)
                                                                                        -------------     -------------
        Total stockholders' deficit.................................................          (26,087)           (9,662)
                                                                                        -------------     -------------
        Total liabilities and stockholders deficit..................................    $      90,513     $      97,158
                                                                                        =============     =============


          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                             2001             2000
                                                                                             ----             ----
                                                                                          (UNAUDITED)      (UNAUDITED)
                                                                                                  (IN THOUSANDS
                                                                                                EXCEPT SHARE DATA)
Revenues:
   Resident services................................................................    $      11,549     $      12,987
   Patient services.................................................................            2,471             2,357
   Other revenues...................................................................              194               181
                                                                                        -------------     -------------
        Total revenues..............................................................           14,214            15,525
                                                                                        -------------     -------------

Operating expenses:
   Facility operating expenses:
      Salaries, wages and benefits..................................................            6,434             7,466
      Other operating expenses......................................................            4,366             4,521
   General and administrative expenses..............................................            2,201             2,653
   Lease expense....................................................................            2,519             2,995
   Depreciation and amortization expense............................................            1,105             1,420
   Provision for losses under shortfall funding agreements..........................              639             1,764
   Loss on settlement of contract litigation........................................              714                --
   Loss on financial restructuring..................................................            4,275             4,388
                                                                                        -------------     -------------
        Total operating expenses....................................................           22,253            25,207
                                                                                        -------------     -------------
      Loss from operations..........................................................           (8,039)           (9,682)

Other income (expense):
   Interest and other income........................................................              159               134
   Interest expense.................................................................           (2,608)           (1,940)
                                                                                        -------------     -------------
      Net loss......................................................................    $     (10,488)    $     (11,488)
                                                                                        =============     =============

Basic and diluted loss per share....................................................    $       (0.31)    $       (0.34)
                                                                                        =============     =============

Weighted average shares--basic and diluted..........................................           34,173            34,173
                                                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                             2001             2000
                                                                                             ----             ----
                                                                                          (UNAUDITED)      (UNAUDITED)
                                                                                                 (IN THOUSANDS
                                                                                               EXCEPT SHARE DATA)
Revenues:
   Resident services................................................................    $      22,690     $      24,419
   Patient services.................................................................            4,980             4,714
   Other revenues...................................................................              319               357
                                                                                        -------------     -------------
        Total revenues..............................................................           27,989            29,490
                                                                                        -------------     -------------

Operating expenses:
   Facility operating expenses:
      Salaries, wages and benefits..................................................           12,689            13,966
      Other operating expenses......................................................            7,906             8,241
   General and administrative expenses..............................................            4,278             5,283
   Lease expense....................................................................            4,886             6,161
   Depreciation and amortization expense............................................            2,549             2,787
   Provision for losses under shortfall funding agreements..........................            1,487             3,864
   Loss on settlement of contract litigation........................................              714                --
   Loss on financial restructuring..................................................            4,800             4,388
                                                                                        -------------     -------------
        Total operating expenses....................................................           39,309            44,690
                                                                                        -------------     -------------
      Loss from operations..........................................................          (11,320)          (15,200)

Other income (expense):
   Interest and other income........................................................              217               236
   Interest expense.................................................................           (5,322)           (3,750)
                                                                                        -------------     -------------
      Net loss......................................................................    $     (16,425)    $     (18,714)
                                                                                        =============     =============

Basic and diluted loss per share....................................................    $       (0.48)    $       (0.55)
                                                                                        =============     =============

Weighted average shares--basic and diluted..........................................           34,173            34,173
                                                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                           COMMON STOCK        ADDITIONAL
                                                         ISSUED       PAR       PAID-IN       ACCUMULATED
                                                         SHARES      VALUE      CAPITAL         DEFICIT         TOTAL
                                                         ------      -----      -------         -------         -----
                                                               SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)
                                                                     (IN THOUSANDS OF DOLLARS AND SHARES)
Balance at June 30, 2001............................      34,173      $35     $   83,450      $  (93,147)    $   (9,662)
Net Loss............................................          --       --             --         (16,425)       (16,425)
                                                        --------      ---     ----------      ----------     ----------
Balance at December 31, 2001........................      34,173      $35     $   83,450      $ (109,572)    $  (26,087)
                                                        ========      ===     ==========      ==========     ==========


          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                             2001             2000
                                                                                             ----             ----
                                                                                          (UNAUDITED)      (UNAUDITED)
                                                                                                  (IN THOUSANDS
                                                                                                EXCEPT SHARE DATA)
Cash Flows from Operating Activities:
   Net loss.........................................................................    $     (16,425)    $     (18,714)
   Adjustments to reconcile net loss to net cash used for operating Activities:
      Depreciation and amortization.................................................            2,549             2,787
      Provision for losses under shortfall funding agreements.......................            1,487             3,864
      Non-cash loss on financial restructuring......................................            2,218             4,388
      Non cash interest--convertible debt...........................................               --               566
      Non-cash settlement of contract litigation....................................              202                --
      Changes in operating assets and liabilities, excluding effects of Acquisitions:
        Increase in receivables, net................................................           (1,323)           (6,376)
        Decrease in development contracts in process, net...........................               --               336
        Decrease in prepaid expenses and other current assets.......................               73               676
        Increase in accounts payable, accrued payroll and accrued expenses..........            2,618               331
                                                                                        -------------     -------------
            Net cash used for operating activities..................................           (8,601)          (12,142)
                                                                                        -------------     -------------

Cash Flows from Investing Activities:
   Purchases of property and equipment..............................................              272            (1,067)
   Decrease (increase) in restricted investments....................................            1,539            (1,149)
   Business acquisitions............................................................             (383)           (4,608)
   Increase in purchase option deposits and other assets............................             (441)             (674)
                                                                                        -------------     -------------
            Net cash provided by (used for) investing activities....................              987            (7,498)
                                                                                        -------------     -------------

Cash Flows from Financing Activities:
   Proceeds from issuance of debt...................................................            8,872            29,775
   Payments on debt.................................................................             (541)          (13,816)
   Increase (decrease) in straight-line lease liability.............................             (154)            1,200
   Decrease in other liabilities....................................................              (91)             (153)
                                                                                        -------------     -------------
            Net cash provided by financing activities...............................            8,086            17,006
                                                                                        -------------     -------------
   Increase (decrease) in cash and cash equivalents.................................              472            (2,634)
Cash and cash equivalents at beginning of period....................................            2,471             5,722
                                                                                        -------------     -------------
Cash and cash equivalents at end of period..........................................    $       2,943     $       3,088
                                                                                        =============     =============

Supplemental Cash Flow Information:
   Cash paid for interest...........................................................    $       2,608     $       2,918
                                                                                        =============     =============

Acquisitions:
   Fair value of assets acquired....................................................    $        (880)    $      (5,396)
   Liabilities assumed..............................................................              497               788
                                                                                        -------------     -------------
   Consideration paid for acquisitions..............................................    $        (383)    $      (4,608)
                                                                                         =============     =============

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  ORGANIZATION AND BACKGROUND

         Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of December 31, 2001, the Company owned, leased or managed 54 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia and Indiana. These facilities have a capacity for 3,769 assisted living residents, 169 skilled nursing patients and 57 independent living residents.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses in each of the years in the three year period ended June 30, 2001, and the six months ended December 31, 2001, and as of December 31, 2001, has a stockholders' deficit of $26,087,000 and a working capital deficit of $105,285,000. As of February 2002, the Company has completed restructuring transactions with three of its six landlords and has reached agreement with a fourth landlord, subject to the negotiation of definitive documentation (which is in process) (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring"). The Company continues to negotiate restructuring deals with the remaining two landlords. Until the Company completes its restructuring, the Company will remain in default under most of its debt and lease agreements. Accordingly, such debt has been classified as a current obligation at December 31, 2001 and the lessors now have various remedies, including, in some cases, termination of the leases. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         In response to these conditions, in May 2001 the Company announced that the Company's Board of Directors had approved a recapitalization plan, including a significant capital investment by IPC and/or its affiliates. Management believes the proceeds of the proposed recapitalization will be used to provide the Company with the funds necessary to (i) complete a restructuring of certain lease obligations, (ii) purchase certain leased assets, (iii) repay short-term and sub-debt, (iv) complete certain SPE takeouts, and (v) provide working capital.

         Although the Company believes it will reach agreement with the remaining two landlords in connection with the lease restructuring and will be able to obtain capital from IPC and/or its affiliates, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and all applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete the financial recapitalization plan and, ultimately, to achieve profitable future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

         (b)  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

         The financial statements as of and for the six-month periods ended December 31, 2001 and 2000 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the six-month period ended December 31, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2001 as contained in the Company's Annual Report on Form 10-K.

2.       DEBT

         On September 28, 2001, the Company refinanced two existing Heller Healthcare Finance loans into a single loan with the same lender in the amount of $50,737,000 (the "Heller Loan"), which has a maturity date of December 31, 2002. The Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Heller Loan is secured by the real estate of seventeen of the Company's owned assisted living facilities (also refer to Footnote 7 "Loss on Financial Restructuring and Termination of Leases"). The Company is in technical default of the Heller Loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Financing").

3.       PROMISSORY NOTES

         The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM") (together, the "VXM Loan"). Borrowings for the fiscal year to date through December 31, 2001 total $5,472,000 bringing the total current principal balance to $34,576,000. The VXM Loan is secured by the pledge of the stock of certain of the Company's subsidiaries. The VXM Loan is subordinated to the Heller Loan. The Company is in technical default of the VXM Loan (see "Management's Discussion and analysis of Financial Condition and Results of Operations - Other Financing").

4.       BUSINESS ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

         Business Acquisitions

         Acquisitions and the method of payment are summarized as follows (dollars in thousands):

                                                                           COMMON
                                LEASED                            CASH     STOCK    LIABILITIES   TOTAL  GOODWILL
        TRANSACTION            OR OWNED   BUSINESS  LOCATION      PAID     ISSUED   INCURRED      COST   RECORDED      MONTH
        ------------           --------   --------  --------      ----     ------   --------      ----   --------      -----
        DESCRIPTION
        Stock of  Leased
            Special Purpose
            Entity (1) ....     Leased      ALF    Evansville,IN  $204      $ --      $107        $311     $ --       October, 2001
            Entity (1) ....     Leased      ALF    Jackson, TN    $179      $ --      $ --        $179     $ --       October, 2001
                                                                  ---------------------------------------------
                                                                  $383      $ --      $107        $490     $ --
                                                                  ---------------------------------------------

----------

(1) Represents the acquisition under a purchase option agreement in which the Company had the right to acquire the stock of the Operator/Lessee of managed facilities.

         In October 2001, the Company exercised its purchase options and acquired the equity interests of two Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities in two locations: Jackson, TN and Evansville, IN. The Company incurred a non-interest bearing promissory note payable to the seller of $107,275 in connection with this transaction. The note matures on June 30, 2002. In a simultaneous transaction, the landlord for the Jackson property agreed to terminate the lease and lease guarantees and release the Company from its obligations under this lease (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring").

         These facilities were developed and previously managed by the Company. The total cost of $490,000 year-to-date has been allotted to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):


         Current assets (less cash acquired of $235,000)........................    $      63
         Property and equipment.................................................           11
         Leasehold interests and other intangibles..............................          329
         Other Assets...........................................................            3
         Current liabilities....................................................         (502)
         Long-term liabilities..................................................           --
         Loss on termination of lease...........................................          586
                                                                                    ---------
                                                                                    $     490
                                                                                    =========

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except per share amounts). The pro forma results have been adjusted for six businesses acquired in October 2000, the divestiture of ten facilities in December 2000, the divestiture of one business in March 2001 and one business in October 2001, and the acquisition of one business in October 2001. Such businesses acquired were the SPE lessees of facilities previously managed by the Company.

                                                                                             SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                          2001                 2000
                                                                                          ----                 ----
         Revenue................................................................    $         27,983     $       26,112
         Expenses...............................................................              44,531             39,444
                                                                                    ----------------     --------------
         Net Loss...............................................................             (16,548)           (13,332)
         Net Loss per common share..............................................               (.48)               (.39)

         The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and transfers had been completed as of July 1, 2001 and 2000, respectively. In addition, they are not intended to be a projection of future results of operations.

5.       LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding. For the six-month periods ended December 31, 2001 and 2000, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6.       LOSS ON SETTLEMENT OF CONTRACT LITIGATION

         The Company and the construction bonding company for two of the Company's prior construction projects had various claims against each other arising out of the projects located in Chesterfield, VA and Westerville, OH. The bonding company had commenced litigation against the Company in connection with the Chesterfield project. In January 2002, the Company and the bonding company entered into a settlement agreement, under which (i) the parties agreed to dismiss all pending litigation with respect to the Chesterfield project and (ii) the Company agreed to pay the bonding company $250,000 towards the outstanding contract balance on the Westerville project, which contract balance remains in dispute. The parties further agreed to resolve all of their claims with respect to the Westerville project through mediation or, if unsuccessful, binding arbitration. In connection with the above, the Company incurred a loss of $714,000 which is comprised of legal and consulting fees and construction settlement costs.

7.       LOSS ON FINANCIAL RESTRUCTURING AND TERMINATION OF LEASES

         On October 31, 2001, the Company and Health Care Property Investors, Inc. (HCPI), the landlord for the Company's facility located in Jackson, TN, entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guarantees as of October 31, 2001 for the Jackson, TN property, (ii) HCPI agreed to release the Company from its obligations under the leases, the guarantees and other lease documents, and (iii) the Company agreed to transfer to a designated new operator all rights, title, and interest to the Jackson, TN property. The annual lease obligation for this property was approximately $470,000.

         On December 21, 2001, the Company and Health Care REIT, Inc. (HCN) entered into a master lease offer (the "Master Lease Offer") which provides for
(i) payment of funds to HCN; (ii) assignment of certain loans from HCN to IPC;
(iii) termination of leases and transfer of operations of four assisted living facilities to new operators designated by HCN; (iv) execution of a master lease between HCN and a wholly-owned subsidiary of the Company for five assisted living facilities; and (v) mutual release of liability in connection with certain defaults under the existing lease documents. The transactions contemplated under the Master Lease Offer were consummated in January 2002 except for the transactions referenced in clauses (i) and (ii). Refer to footnote 8 below.

         The Company incurred costs relating to the HCPI and HCN lease terminations and other financial restructuring charges of $4,800,000 for the fiscal year to date as follows:

- Lease termination costs, including uncollectible advances to operator/lessees and settlement costs caused by the lease renegotiations of $3,037,000;

- Severance costs related to corporate functions terminated, including executive separation agreement, of $550,000;

- Terminated equity transaction costs (legal, consulting, and financial advisory fees) of $362,000;

- Terminated debt refinancing costs (including legal, consulting, financial advisory fees) of $305,000;

- Costs incurred to refinance certain debt (including unamortized exit fees and deferred financing costs, and a pre-payment fee) of $275,000;

- Legal, consulting, and accounting fees relating to financial restructuring services of $271,000.

8.       SUBSEQUENT EVENTS

         MASTER LEASE TRANSACTION

         In accordance with the Master Lease Offer between HCN and the Company,
(i) the Company, IPC and HCN entered into a Settlement Agreement and a Release Agreement, each dated January 31, 2002, which provide for the mutual release of liability in connection with all existing loan and lease defaults and for dismissal of all pending litigation related to the defaults, (ii) the Company entered into a Master Lease Agreement with HCN relating to the Company's facilities located in Lebanon, Loyalsock, Bloomsburg and Saxonburg, PA and Sagamore Hills, OH effective January 1, 2002, (iii) the Company agreed to pay $2.0 million to HCN ($250,000 in cash on December 21, 2001, $1.5 million pursuant to a note dated December 21, 2001 that provides for a discounted payoff if the note is paid in full prior to April 1, 2006, and $250,000 in cash over the next 12 months), (iv) IPC purchased from HCN for $5.0 million certain promissory notes of the Company on December 21, 2001 that provided working capital for the facilities leased from HCN having an aggregate outstanding principal balance (including accrued interest) of $6.4 million, (v) the Company transferred the operations of its Merrillville, IN and Westerville, OH facilities to a third party operator designated by HCN effective January 9, 2002 and (vi) the Company transferred the operations of its Morristown and Oak Ridge, TN facilities to a third party operator designated by HCN effective January 31, 2002. The aggregate annual lease obligation for the four transferred facilities was approximately $2,030,000 (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments").

         OPTION AGREEMENT

         On February 6, 2002, the Company, certain subsidiaries of the Company, IPC, Meditrust Acquisition Corporation II LLC ("Meditrust") and La Quinta TRS II, Inc. ("La Quinta") entered into an Option, Settlement and Release Agreement (the

"Option Agreement").

         Under the Option Agreement, (i) Meditrust granted an option (the "Option") to IPC to acquire the real estate and improvements of 12 assisted living facilities (the "Leased Property") for an aggregate purchase price of $43,000,000 (the "Purchase Price"), which is currently leased from Meditrust by 11 third party lessees/SPEs (the "3rd Party Lessees") and one wholly-owned subsidiary of the Company pursuant to individual Facility Lease Agreements (the "Existing Leases"), (ii) La Quinta agreed to dismiss the "Pending Litigation" (as defined below) against the Company and IPC, and (iii) the Company, IPC, Meditrust and La Quinta agreed (a) to release each other from certain claims as more specifically set forth in the Option Agreement (the "Releases") and (b) not to commence or otherwise participate in any suit or other proceeding adverse to the other party in connection with the matters covered by the respective Releases (the "Covenants-Not-To-Sue").

         In consideration for the grant of the Option, the dismissal of the Pending Litigation, and the exchange of the Releases and the Covenants-Not-To-Sue, among other things, IPC paid $13,000,000 to Meditrust (the "Option Payment"). The Option Payment is non-refundable, subject to certain exceptions provided in the Option Agreement. If IPC exercises the Option and consummates the purchase of the Leased Property in accordance with the provisions of the Option Agreement, the Option Payment will be credited against the Purchase Price at Closing (as defined below). The Option is exercisable by IPC until July 26, 2002, and closing (the "Closing") must occur on or before August 5, 2002 (subject to extension as provided in the Option Agreement). Once exercised, the Option is irrevocable. IPC has the right to designate one or more nominees to take title to the Leased Property at Closing.

         The Closing and IPC's obligations under the Option Agreement are conditioned upon the satisfaction of certain conditions precedent unless waived by IPC. Similarly, Closing and Meditrust's obligations under the Option Agreement are conditioned upon the satisfaction of certain conditions precedent unless waived by Meditrust, including, without limitation, (i) the acquisition of the stock (the "Stock Transfers") of the 3rd Party Lessees by Balanced Care Tenant (MT), Inc., a wholly owned subsidiary of the Company, (ii) the merger of the 3rd Party Lessees into Balanced Care Tenant (MT), Inc. (the "Mergers"), and
(iii) provided Closing on the Option has not yet occurred, simultaneously with consummation of the Stock Transfers and the Mergers, the amendment, restatement and consolidation of the Existing Leases into a Master Lease Agreement to be executed between Balanced Care Tenant (MT), Inc. and Meditrust for the lease of the Leased Property.

         In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement and all conditions precedent to the Closing are satisfied or waived, Meditrust fails to consummate the Closing, the sole remedy, at law or in equity, of IPC shall be, at IPC's option, to (i) institute an action for specific performance against Meditrust or (ii) receive a full refund of the Option Payment from Meditrust. In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement, IPC fails to consummate the Closing, Meditrust's sole remedy, at law or in equity, shall be to terminate the Option Agreement and retain the Option Payment. Meditrust has no right to institute an action for specific performance.

         As noted above, the Option Agreement contains certain Releases and Covenants-Not-To-Sue:

- IPC/BCC Release and Covenant Not-To-Sue - In general, each of the Meditrust Parties (as defined in the Option Agreement) released the Released IPC/BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) that certain Promissory Note (as defined in the Option Agreement), (ii) that certain Option Agreement dated December 30, 1999, as amended, among the Company, IPC and New Meditrust Company, LLC (the "1999 Option Agreement"), and (iii) that certain lawsuit styled La Quinta TRS II, Inc. v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C (the "Pending Litigation").

- BCC Release and Covenant-Not-To-Sue - In general, Meditrust released the Released BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to certain Existing Defaults (as defined in the Option Agreement), including without limitation, the Company's failure to (i) pay past due rent under the Existing Leases as more specifically set forth on Exhibit G to the Option Agreement, (ii) pay rent as the same comes due under the Existing Leases, and if applicable, the Master Lease, during the term of the Option, (iii) pay other payment obligations, and (iv) comply with certain financial and operational covenants.

- Meditrust Release and Covenant-Not-To-Sue - In general, the IPC/BCC Parties (as defined in the Option Agreement) released the Released Meditrust Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) the Promissory Note, (ii) the 1999 Option Agreement, (iii) the Existing Lease Documents (as defined in the Option Agreement), (iv) the Leased Property, (v) the Existing Indebtedness (as defined in the Option Agreement), and (vi) the Pending Litigation.

         The IPC/BCC Release, the BCC Release and the Covenant-Not-To-Sue granted by the Meditrust Parties are conditional and will be void and of no further force and effect upon the occurrence of certain conditions subsequent (the "Conditions Subsequent"). In general, the Conditions Subsequent include (i) if the Company and/or IPC or any affiliate or other party claiming by or through any of them ever commences or otherwise participates in any suit or other proceeding against any Released Meditrust Party (as defined under the Option Agreement") as an adverse party or adverse witness relating to any of the matters covered by the Meditrust Release, (ii) the Option Payment is rendered void or is rescinded by operation of law or a final non-appealable court order, and (iii) the Meditrust Release is rendered void, is rescinded or adjudicated unenforceable by operation of law or a final non-appealable court order. The Meditrust Release and the Covenants-Not-To-Sue granted by the IPC/BCC Parties are unconditional; provided, however, IPC shall not be prohibited from commencing any action to enforce its rights and remedies under the Option Agreement, including a refund of the Option Payment.

         FINANCIAL RESULTS OF RESTRUCTURING

         The Company estimates that as a result of the restructuring transactions discussed above, the Company's stockholders' deficit position will improve by approximately $12,000,000.



9.       SEGMENT REPORTING

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

                                                                                   QUARTER ENDED DECEMBER 31, 2001
                                                                  ------------------------------------------------------------
                                                                   RESIDENT         PATIENT       GENERAL AND
                                                                   SERVICES        SERVICES     ADMINISTRATIVE    CONSOLIDATED
                                                                   --------        --------     --------------    ------------
Revenues ....................................................     $   11,604      $    2,472       $     138        $  14,214
Facility Operating expenses...................................         8,761           2,039              --           10,800
                                                                  ----------      ----------       ---------        ---------
Contribution Margin...........................................         2,843             433             138            3,414
General and administrative expenses...........................            --              --           2,201            2,201
Provision for losses under shortfall funding agreements.......           639              --              --              639
                                                                  ----------      ----------       ---------        ---------
Income (loss) before non-recurring items, lease expense,
   interest (net), taxes, depreciation and amortization.......    $    2,204      $      433       $  (2,063)       $   (574)
                                                                  ==========      ==========       =========        =========

                                                                                   QUARTER ENDED DECEMBER 31, 2000
                                                                  -------------------------------------------------------------
                                                                   RESIDENT         PATIENT        GENERAL AND
                                                                   SERVICES        SERVICES      ADMINISTRATIVE    CONSOLIDATED
                                                                   --------        --------      --------------    ------------
Revenues ....................................................     $   13,111      $    2,365       $      49        $  15,525
Facility Operating expenses...................................        10,051           1,936              --           11,987
                                                                  ----------      ----------       ---------        ---------
Contribution Margin...........................................         3,060             429              49            3,538
General and administrative expenses...........................            --              --           2,653            2,653
Provision for losses under shortfall funding agreements.......         1,764              --              --            1,764
                                                                  ----------      ----------       ---------        ---------
Income (loss) before non-recurring items, lease expense,
   interest (net), taxes, depreciation and amortization.......    $    1,296      $      429       $  (2,604)       $    (879)
                                                                  ==========      ==========       =========        =========

                                                                                SIX MONTHS  ENDED DECEMBER 31, 2001
                                                                  -------------------------------------------------------------
                                                                   RESIDENT         PATIENT       GENERAL AND
                                                                   SERVICES        SERVICES     ADMINISTRATIVE     CONSOLIDATED
                                                                   --------        --------     --------------     ------------
Revenues ....................................................     $   22,806      $    4,983       $     200        $  27,989
Facility Operating expenses...................................        16,557           4,038              --           20,595
                                                                  ----------      ----------       ---------        ---------
Contribution Margin...........................................         6,249             945             200            7,394
General and administrative expenses...........................            --              --           4,278            4,278
Provision for losses under shortfall funding agreements.......         1,487              --              --            1,487
                                                                  ----------      ----------       ---------        ---------
Income (loss) before non-recurring items, lease expense,
   interest (net), taxes, depreciation and amortization.......    $    4,762      $      945       $  (4,078)       $   1,629
                                                                  ==========      ==========       ==========       =========
Total Assets..................................................    $   86,044      $    3,952       $     517        $  90,513
                                                                  ==========      ==========       =========        =========

                                                                                 SIX MONTHS ENDED DECEMBER 31, 2000
                                                                  -------------------------------------------------------------
                                                                   RESIDENT         PATIENT       GENERAL AND
                                                                   SERVICES        SERVICES     ADMINISTRATIVE     CONSOLIDATED
                                                                   --------        --------     --------------     ------------
Revenues ....................................................     $   24,651      $    4,737       $     102        $  29,490
Facility Operating expenses...................................        18,372           3,835              --           22,207
                                                                  ----------      ----------       ---------        ---------
Contribution Margin...........................................         6,279             902             102            7,283
General and administrative expenses...........................            --              --           5,283            5,283
Provision for losses under shortfall funding agreements.......         3,864              --              --            3,864
                                                                  ----------      ----------       ---------        ---------
Income (loss) before non-recurring items, lease expense,
   interest (net), taxes, depreciation and amortization.......    $    2,415      $      902       $  (5,181)       $  (1,864)
                                                                  ==========      ==========       =========        =========
Total Assets..................................................    $  104,171      $    3,990       $   6,473        $ 114,634
                                                                  ==========      ==========       =========        =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters ended December 31, 2001 and 2000 and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

OVERVIEW

         The Company was incorporated in April 1995 and utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

         The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at December 31, 2001 and 2000 (excluding transferred operations).

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                   2001                                2000
                                                                   ----                                ----
                                                     OWNED   LEASED   MANAGED   TOTAL    OWNED   LEASED   MANAGED   TOTAL
                                                     -----   ------   -------   -----    -----   ------   -------   -----
Developed Assisted Living Facilities.............      12        8       20       40       12        6       21       39
Acquired Assisted Living Facilities..............       5        9       --       14        5        9       --       14
Skilled Nursing Facilities.......................      --        3       --        3       --        3       --        3
                                                    -----    -----    -----    -----    -----    -----    -----    -----
                                                       17       20       20       57       17       18       21       56
                                                    =====    =====    =====    =====    =====    =====    =====    =====

         As of December 31, 2001, the Company owned, leased or managed 54 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, and Indiana. These operating facilities have a capacity for 3,769 assisted living residents, 169 skilled nursing patients and 57 independent living residents. As noted below in "Recent Developments", in January 2002, the Company transferred the operations of three developed assisted living facilities and one acquired assisted living facility.

         The Company generates revenue from two primary sources: resident services and patient services. Resident services include all revenues earned from services provided to assisted living facility residents. Patient services revenues include charges for room and board, rehabilitation therapies, pharmacy, medical supplies, sub acute care, and other programs provided to patients in skilled nursing facilities.

         The Company classifies its operating expenses into the following categories: (i) facility operating expenses which include labor, food, marketing, rehabilitation therapy costs and other direct facility expenses; (ii) general and administrative expenses, which primarily include corporate office expenses, regional office expenses and other overhead costs; (iii) provisions for losses, which include losses relating to working capital advances made under shortfall funding agreements; (iv) losses on settlement of construction contracts, and losses on financial restructuring; (v) lease expense, which includes rent for the facilities operated by the Company as well as corporate office and other rent; and (vi) depreciation and amortization.

RECENT DEVELOPMENTS

         CHANGE IN MANAGEMENT

         On November 19, 2001, Brad E. Hollinger, Chairman, President and Chief Executive Officer of the Company, as well as David L. Goldsmith and Edward R. Stolman, members of the Board of Directors, resigned their positions with the Company. On December 22, 2001, Clint Fegan, the Company's Chief Financial Officer, resigned his position. Gary Goodman was appointed Chairman of the Board of Directors of the Company. Mr. Goodman also serves as Executive Vice President of International Property Corporation and affiliates. Richard D. Richardson, President of CPL Management LLC, is serving as interim Chief Executive Officer of the Company. Mr. Richardson served as Chairman, Chief Executive Officer and President of Renaissance Healthcare Corporation ("Renaissance") from 1989 to 1999. Renaissance owned or managed nursing homes in several states on the East Coast. Prior to founding Renaissance, Mr. Richardson held various accounting titles in publicly held companies, including Chief Financial Officer.

         On December 17, 2001, the Board appointed Mr. Richardson along with two new members, John N. Beall and R. Fredric Zullinger, to its Board of Directors to fill the vacancies created by the foregoing resignations. Mr. Beall is Chief Executive Office of Bell Hearing Aid Center, Inc. and was previously President of the Miracle-Ear Division of Dahlberg Inc., located in Minneapolis, Minnesota. He also served as a member of the Board of Directors of Dahlberg Inc., a hearing aid manufacturing company, and as a director on the boards of several state and international hearing aid organizations. Mr. Zullinger is Senior Vice President and Chief Financial Officer of Consumers Financial Corporation ("CFC"). CFC is a publicly traded insurance holding company based in Camp Hill, Pennsylvania. Mr. Zullinger has served as CFC's Chief Financial Officer since 1985 and has held various other accounting and financial positions in his 24 years of employment with CFC. Mr. Zullinger is a Certified Public Accountant (CPA) and is a member of the Pennsylvania Institute of CPA's and the American Institute of CPA's.

         MASTER LEASE AGREEMENT

         On December 21, 2001, the Company, IPC Advisors S.a.r.l. ("IPC") and Health Care REIT, Inc. (together with its affiliates, "HCN"), entered into a Master Lease Offer (the "Master Lease Offer"), under which the Company and HCN agreed to resolve certain pending litigation (the "Pending Litigation") against the Company that resulted from the Company's failure to perform its obligations under existing lease and loan documents with HCN (the "Defaults"), subject to the negotiation of final documentation that has now been completed. In accordance with the Master Lease Offer, (i) the Company, IPC and HCN entered into a Settlement Agreement and a Release Agreement, each dated January 31, 2002, which provide for the mutual release of liability in connection with the Defaults and for dismissal of the Pending Litigation, (ii) the Company entered into a Master Lease with HCN (the "Master Lease Agreement") relating to the Company's five facilities located in Lebanon, Loyalsock, Bloomsburg and Saxonburg, PA and Sagamore Hills, OH effective January 1, 2002, (iii) the Company agreed to pay $2,000,000 to HCN ($250,000 in cash, $1.5 million pursuant to a note (the "1,500,000 Note") that provides for a discounted payoff if the note is paid in full prior to April 1, 2006, and $250,000 in cash over the next 12 months), (iv) IPC purchased from HCN for $5.0 million certain promissory notes of the Company that provided working capital for the facilities leased from HCN having an aggregate outstanding principal balance (including accrued interest) of $6.4 million (the "Debt"), (v) the Company transferred the operations of its Merrillville, IN and Westerville, OH facilities to a third party operator designated by HCN effective January 9, 2002 and (vi) the Company transferred the operations of its Morristown and Oak Ridge, TN facilities to a third party operator designated by HCN effective January 31, 2002. The aggregate annual lease obligation for these four properties was approximately $2,030,000.

         The Master Lease Agreement has an initial term of 14 years, and has three five-year renewal terms. Under the Master Lease Agreement, the Company has several options to acquire the facilities. The Company has the right to assign the purchase options under the Master Lease Agreement to IPC or its affiliates without HCN's prior consent. The Master Lease Agreement is guaranteed by the Company and certain of its subsidiaries (the "BCC Guaranty"). The Company has entered into an assignment agreement with IPC (the "Assignment Agreement") providing that under certain circumstances IPC may exercise the purchase options under the Master Lease Agreement in BCC's stead. In such event, IPC will become the owner of the properties that are currently subject to the Master Lease Agreement.

                  IPC has agreed to allow the Company to accrue interest on the Debt at an annual rate of 12%, which amount will be added to principal. Certain of the promissory notes constituting the Debt originally bore interest at an annual rate of 14% and default rates in excess of such amount up to 18.5%. The Debt (except for that certain promissory note in the original principal amount of $1 million (the "$1,000,000 Note")), matures on the earlier to occur of (i) November 1, 2008 and (ii) the date on which the fee simple interest to the facilities is acquired from HCN under the purchase options. The $1,000,000 Note matures on October 1, 2008.

         OPTION AGREEMENT

         On February 6, 2002, the Company, certain subsidiaries of the Company, IPC, Meditrust Acquisition Corporation II LLC ("Meditrust") and La Quinta TRS II, Inc. ("La Quinta") entered into an Option, Settlement and Release Agreement (the "Option Agreement").

         Under the Option Agreement, (i) Meditrust granted an option (the "Option") to IPC to acquire the real estate and improvements of 12 assisted living facilities (the "Leased Property") for an aggregate purchase price of $43,000,000 (the "Purchase Price"), which is currently leased from Meditrust by 11 third party lessees/SPEs (the "3rd Party Lessees") and one wholly-owned subsidiary of the Company pursuant to individual Facility Lease Agreements (the "Existing Leases"), (ii) La Quinta agreed to dismiss the "Pending Litigation" (as defined below) against the Company and IPC, and (iii) the Company, IPC, Meditrust and La Quinta agreed (a) to release each other from certain claims as more specifically set forth in the Option Agreement (the "Releases") and (b) not to commence or otherwise participate in any suit or other proceeding adverse to the other party in connection with the matters covered by the respective Releases (the "Covenants-Not-To-Sue").

         In consideration for the grant of the Option, the dismissal of the Pending Litigation, and the exchange of the Releases and the Covenants-Not-To-Sue, among other things, IPC paid $13,000,000 to Meditrust (the "Option Payment"). The Option Payment is non-refundable, subject to certain exceptions provided in the Option Agreement. If IPC exercises the Option and consummates the purchase of the Leased Property in accordance with the provisions of the Option Agreement, the Option Payment will be credited against the Purchase Price at Closing (as defined below). The Option is exercisable by IPC until July 26, 2002, and closing (the "Closing") must occur on or before August 5, 2002 (subject to extension as provided in the Option Agreement). Once exercised, the Option is irrevocable. IPC has the right to designate one or more nominees to take title to the Leased Property at Closing.

         The Closing and IPC's obligations under the Option Agreement are conditioned upon the satisfaction of certain conditions precedent unless waived by IPC. Similarly, Closing and Meditrust's obligations under the Option Agreement are conditioned upon the satisfaction of certain conditions precedent unless waived by Meditrust, including, without limitation, (i) the acquisition of the stock (the "Stock Transfers") of the 3rd Party Lessees by Balanced Care Tenant (MT), Inc., a wholly owned subsidiary of the Company, (ii) the merger of the 3rd Party Lessees into Balanced Care Tenant (MT), Inc. (the "Mergers"), and
(iii) provided Closing on the Option has not yet occurred, simultaneously with consummation of the Stock Transfers and the Mergers, the amendment, restatement and consolidation of the Existing Leases into a Master Lease Agreement to be executed between Balanced Care Tenant (MT), Inc. and Meditrust for the lease of the Leased Property.

         In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement and all conditions precedent to the Closing are satisfied or waived, Meditrust fails to consummate the Closing, the sole remedy, at law or in equity, of IPC shall be, at IPC's option, to (i) institute an action for specific performance against Meditrust or (ii) receive a full refund of the Option Payment from Meditrust. In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement, IPC fails to consummate the Closing, Meditrust's sole remedy, at law or in equity, shall be to terminate the Option Agreement and retain the Option Payment. Meditrust has no right to institute an action for specific performance.

         As noted above, the Option Agreement contains certain Releases and Covenants-Not-To-Sue:

- IPC/BCC Release and Covenant Not-To-Sue - In general, each of the Meditrust Parties (as defined in the Option Agreement) released the Released IPC/BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) that certain Promissory Note (as defined in the Option Agreement), (ii) that certain Option Agreement dated December 30, 1999, as amended, among the Company, IPC and New Meditrust Company, LLC (the "1999 Option Agreement"), and (iii) that certain lawsuit styled La Quinta TRS II, Inc. v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C (the "Pending Litigation").

- BCC Release and Covenant-Not-To-Sue - In general, Meditrust released the Released BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to certain Existing Defaults (as defined in the Option Agreement), including without limitation, the Company's failure to (i) pay past due rent under the Existing Leases as more specifically set forth on Exhibit G to the Option Agreement, (ii) pay rent as the same comes due under the Existing Leases, and if applicable, the Master Lease, during the term of the Option, (iii) pay other payment obligations, and (iv) comply with certain financial and operational covenants.

- Meditrust Release and Covenant-Not-To-Sue - In general, the IPC/BCC Parties (as defined in the Option Agreement) released the Released Meditrust Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) the Promissory Note, (ii) the 1999 Option Agreement, (iii) the Existing Lease Documents (as defined in the Option Agreement), (iv) the Leased Property, (v) the Existing Indebtedness (as defined in the Option Agreement), and (vi) the Pending Litigation.

         The IPC/BCC Release, the BCC Release and the Covenant-Not-To-Sue granted by the Meditrust Parties are conditional and will be void and of no further force and effect upon the occurrence of certain conditions subsequent (the "Conditions Subsequent"). In general, the Conditions Subsequent include (i) if the Company and/or IPC or any affiliate or other party claiming by or through any of them ever commences or otherwise participates in any suit or other proceeding against any Released Meditrust Party (as defined under the Option Agreement") as an adverse party or adverse witness relating to any of the matters covered by the Meditrust Release, (ii) the Option Payment is rendered void or is rescinded by operation of law or a final non-appealable court order, and (iii) the Meditrust Release is rendered void, is rescinded or adjudicated unenforceable by operation of law or a final non-appealable court order. The Meditrust Release and the Covenants-Not-To-Sue granted by the IPC/BCC Parties are unconditional; provided, however, IPC shall not be prohibited from commencing any action to enforce its rights and remedies under the Option Agreement, including a refund of the Option Payment.

         FINANCIAL RESULTS OF RESTRUCTURING

         The Company estimates that as a result of the restructuring transactions discussed above, the Company's stockholders' deficit will improve by approximately $12,000,000. See "Restructuring" below.

         RESTRUCTURING

         In December 2000, the Company commenced negotiations with its six landlords to restructure certain lease and loan obligations due to the failure by the Company, its subsidiaries, third party lessees and/or their respective affiliates to (i) pay rent to five of the six landlords, (ii) re-pay certain working capital and other loans made by the landlords and lenders, and (iii) comply with certain financial and operational covenants under the existing lease and loan documents. The foregoing constituted events of defaults and entitled the landlords and lenders, to enforce certain rights and remedies, including termination of the leases and/or acceleration of the underlying obligations, as the case may be.

         Nationwide Health Properties, Inc. ("NHP") (10 Facilities)

         In general, the defaults under the NHP lease documents consisted of the failure to pay rent. As a consequence, NHP accelerated all rent and commenced legal action to enforce its rights and remedies.

         On January 12, 2001, the Company and NHP entered into a Master Termination and Release Agreement under which (i) NHP terminated the Company's master lease and lease guarantees as of December 31, 2000 with respect to 10 operating properties and one undeveloped property located in Akron, OH, (ii) NHP released the Company from its obligations under the leases, the guarantees and the other lease documents, (iii) the Company transferred to a third party operator designated by NHP the leased 11 properties, (iv) NHP retained approximately $2,037,000 of security deposits funded under the master lease, and
(iv) NHP dismissed all legal action against the Company. The annual lease obligation under this Master Lease was approximately $7,000,000.

         Health Care REIT, Inc ("HCN") (5 Remaining Facilities)

         In general, the defaults under the HCN lease documents consisted of (i) financial covenant defaults and (ii) payment related defaults, including rent, working capital and other loan defaults. As a consequence, HCN accelerated the loan obligations and commenced legal action to enforce its rights and remedies.

         On December 21, 2001, the Company, IPC and HCN entered into the Master Lease Offer and in January 2002 resolved all of the foregoing defaults and agreed to dismiss the pending litigation. The Company is current on its lease obligations to HCN (see "Recent Developments").

         Meditrust (12 Facilities)

         In general, the defaults under the Meditrust lease documents consisted of (i) financial condition defaults, including net worth defaults, (ii) payment related defaults, including rent, working capital and other loan defaults, and
(iii) rent coverage defaults.

         As a consequence, on November 15, 2000, Meditrust exercised its right to apply $1,471,707 of cash collateral (including interest thereon through November 13, 2000) toward the outstanding obligations under (i) certain working capital notes in the aggregate principal amount of $9,411,504 made by third parties in favor of Meditrust, which were guaranteed by the Company and (ii) a promissory note in the original principal amount of $7,811,054 made by the Company and IPC in favor of New Meditrust Corporation, as assigned to La Quinta on March 28, 2001. On June 20, 2001, La Quinta commenced the Pending
Litigation against the Company and IPC.

         On February 6, 2002, Meditrust, the Company, IPC and others entered into the Option Agreement and resolved all of the foregoing defaults and agreed to dismiss the Pending Litigation. The Company was granted a rent waiver during the term of the Option (see "Recent Developments").

         Health Care Property Investors ("HCPI") (2 Remaining Facilities)

         In general, the defaults under the HCPI lease documents consisted of payment related defaults, including rent. As a result, HCPI provided the Company with notices of default.

         In March 2001, HCPI and the Company entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guaranties as of March 31, 2001 with respect to the Anderson, IN facility, (ii) HCPI released the Company from its obligations under the lease, the guarantees and the other lease documents in connection with the Anderson, IN facility, and (iii) the Company transferred to a third party operator designated by HCPI the Anderson, IN facility. The annual lease obligation for the Anderson facility was approximately $520,000.

         In October 2001, HCPI and the Company entered into an Agreement for Termination of Lease, Guaranties, and Ancillary Documents under which (i) HCPI agreed to terminate the Company's lease agreement and guaranties as of October 31, 2001 with respect to the Jackson, TN facility, (ii) HCPI released the Company from its obligations under the lease, the guarantees and the other lease documents in connection with the Jackson, TN facility, and (iii) the Company transferred to a third party operator designated by HCPI the Jackson, TN facility. The annual lease obligation for the Jackson facility was approximately $470,000.

         In March 2001, the Company and HCPI entered into an Option to Purchase (the "Option to Purchase") that became legally binding on January 31, 2002. Pursuant to the Option to Purchase and subject to the negotiation of final documentation (which is in process), HCPI granted the Company the option to acquire (i) the Evansville, IN facility for a purchase price of $6,400,000 and
(ii) the Allison Park, PA facility for a purchase price of $5,200,000. The option is exercisable by the Company until February 28, 2003. HCPI can put the Evansville and Allison Park facilities to the Company at any time after February 28, 2003. The Company is current on its lease obligations to HCPI.

         Health Care Realty Trust ("HCRT") (14 Facilities)

         In general, the defaults under the HCRT lease documents consist of financial covenant and rent coverage defaults. To date, no legal action has been commenced against the Company in connection with the foregoing defaults; however there can be no assurance that HCRT will not take action to enforce its rights and remedies under the leases. The Company is current on its lease obligations to HCRT.

         The Company continues to negotiate a restructuring deal with HCRT.

         Ocwen (3 Facilities)

         In general, the defaults under the Ocwen lease documents consist of payment related defaults, including rent. As a result, Ocwen provided the Company with notices of default and elected to apply $257,000 under certain letters of credit maintained in favor of Ocwen by the Company towards the outstanding rent obligations. On or about May 31, 2001, Ocwen commenced legal action against the Company in an action styled Centerville ALF, Inc. et al v. Balanced Care Corporation, in the United States District Court for the Southern District of Ohio in Civil Action No. C 3 01-233. In that action, Ocwen seeks a judicial determination that the Company must unconditionally fund its obligations to advance rent and other expenses under the Ocwen leases in accordance with the Company's Working Capital Assurance Agreements. In Addition, Ocwen seeks damages in the amount of $531,000, plus interest and costs.

         The Company continues to negotiate a restructuring deal with Ocwen.

RECAPITALIZATION PLAN

         In May 2001, the Company announced that its board of directors approved a proposed recapitalization plan including a significant capital investment by IPC and/or its affiliates. Proceeds of the proposed recapitalization are expected to be applied to (i) complete restructuring of the Company's lease obligations, (ii) purchase leased assets, (iii) repay short-term debt and sub-debt, (iv) complete certain SPE takeouts, (v) provide working capital and
(vi) pay transaction costs.

         Although the Company believes it will complete a recapitalization plan and will be able to obtain capital from IPC and/or its affiliates, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete the financial recapitalization plan and, ultimately, to achieve profitable future operations.

TERMINATION OF LEASES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - `Recent Developments' and `Restructuring'".

OTHER FINANCING

         On September 28, 2001, the Company refinanced two existing Heller Healthcare Finance loans into a single loan with the same lender in the amount of $50,737,000 (the "Heller Loan"), which has a maturity date of December 31, 2002. The Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Heller Loan is secured by the real estate of seventeen of the Company's owned assisted living facilities. The Company is currently in technical default under the Heller Loan due to the Company's failure to maintain 90% occupancy and failure to obtain $5,000,000 in additional working capital by December 31, 2001. Heller provided the Company with a written default notice dated January 14, 2002 and reserved its rights and remedies but stated that Heller has not and, until further evaluation of the implications of the technical defaults is completed, will not take any specific action to enforce its rights and remedies at this time. However, there can be no assurance that Heller will continue to standstill with respect to its rights and remedies.

         The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR, RH, and VXM (the "VXM Loan"). Borrowings for the fiscal year to date total $7,122,000 bringing the total outstanding principal balance at February 14, 2002 to $36,226,000. The VXM Loan is secured by the pledge of stock of certain of the Company's subsidiaries. The VXM Loan is subordinated to the Heller Loan. The Company is currently in technical default of the VXM Loan, which is cross-defaulted with the Heller Loan. At this time, the Company has not received a default notice from HR, RH, and VXM; however, there can be no assurance that the lenders will not take action to enforce their rights and remedies under the VXM Loan.

         See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments".

OPERATING AND CENSUS TRENDS

         The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated for the Company's 57 owned, leased or managed facilities at December 31, 2001 and the Company's 56 owned, leased and managed facilities at December 31, 2000 (excluding the Company's transferred operations):

                                             DECEMBER 31, 2001                                 DECEMBER 31, 2000
                                             -----------------                                 -----------------
                                   STABLE         STABLE             TOTAL           STABLE          STABLE            TOTAL
                                FACILITIES(1)     BEDS(1)             BEDS         FACILITIES(1)     BEDS(1)            BEDS
                                -------------     -------             ----         -------------     -------            ----
End of Period Capacity:
   Owned ...............            17             1,042             1,042             17             1,052            1,052
   Leased ..............            16             1,023             1,313             15               947            1,201
   Managed .............            17             1,235             1,640             17             1,149            1,547
                                 -----             -----             -----          -----             -----            -----
Total ..................            50             3,300             3,995             49             3,148            3,800
                                 =====             =====             =====          =====             =====            =====

End of Period Occupancy:
   Owned ..............                               88%               88%                              94%              94%
   Leased..............                               87%               80%                              95%              84%
   Managed.............                               80%               71%                              75%              65%
                                                   -----             -----                            -----            -----
Total .................                               84%               78%                              87%              79%
                                                   =====             =====                            =====            =====

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

         To provide information on facility operating performance, the following table summarizes the operations of all Balanced Care facilities in operation as of the dates indicated, including facilities owned, leased and managed for special purpose entities and excluding transferred operations:

                                            DECEMBER 31,       MARCH 31,          JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                               2000              2001               2001               2001                 2001
                                               ----              ----               ----               ----                 ----
At quarter end:
   Facilities in Operation ......                 56                 56                 56                 57                 57
   Resident Capacity ............              3,800              3,800              3,893              3,995              3,995
   Census .......................              2,999              3,075              3,136              3,144              3,135

For the three month period ended:
   Revenue ......................            $18,825            $19,183            $19,883            $20,557            $20,569
   EBITDAR ......................            $ 4,617            $ 4,035            $ 4,979            $ 5,683            $ 5,388

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

         See also "Liquidity and Capital Resources--Operations."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                                                                     SIX MONTHS
                                                                                                        ENDED
                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                 2001             2000
                                                                                                 ----             ----
Statement of Operations Data:
Resident services.......................................................................           81.1%             82.8%
Patient services........................................................................           17.8              16.0
Other revenues..........................................................................            1.1               1.2
                                                                                             ----------       -----------
Total revenue...........................................................................          100.0%            100.0%
                                                                                             ----------       -----------

Operating expenses:
     Facility operating expenses........................................................           73.6              75.3
     Development, general and administrative expenses...................................           15.3              17.9
     Lease expense......................................................................           17.5              20.9
     Depreciation and amortization......................................................            9.1               9.5
     Provision for losses under shortfall funding agreements............................            5.3              13.1
     Loss on settlement of contract litigation..........................................            2.6                --
     Loss on financial restructuring....................................................           17.1              14.9
                                                                                             ----------       -----------
     Total operating expenses...........................................................          140.5%            151.6%
                                                                                             ----------       -----------
Loss from operations....................................................................          (40.5)            (51.6)
Other income (expense)..................................................................          (18.2)            (11.9)
                                                                                             -----------      -----------
Net loss ...............................................................................          (58.7)%           (63.5)%
                                                                                             ==========       ===========


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

         Total Revenue. Total revenue for the three months ended December 31, 2001 decreased by $1,311,000 to $14,214,000 compared to $15,525,000 for the three months ended December 31, 2000. The decrease primarily resulted from revenue of $2,778,000 relating to transferred operations and was partially offset by increased revenue of $1,484,000 from SPE and other operations acquired during fiscal year 2002 and 2001. Resident services comprised 81% and 84% of total revenues for the three months ended December 31, 2001 and 2000, respectively.

         Operating Expenses. Total operating expenses decreased by $2,954,000 to $22,253,000 for the three months ended December 31, 2001 from $25,207,000 for the three months ended December 31, 2000. This decrease was the result of (i) a decrease of $4,075,000 from transferred operations, (ii) a decrease in the provision for losses under shortfall fundings of $1,125,000, (iii) decreased general and administrative expenses of $452,000, (iv) decreased lease expense of $476,000, and (v) decreased depreciation and amortization expense of $315,000. These decreases were partially offset by (i) an increase of $3,236,000 for SPE facilities acquired in fiscal year 2002 and 2001 and (ii) a loss on settlement of contract litigation of $714,000.

         Facility operating expenses for the three months ended December 31, 2001 decreased by $1,187,000 to $10,800,000 from $11,987,000 for three months ended December 31, 2000. This decrease was a primarily the net result of a decrease of $2,534,000 for transferred operations and was partially offset by an increase in bad debt expense of $500,000 and an increase of $1,100,000 from SPE facilities acquired in fiscal year 2002 and 2001.

         General and administrative expenses decreased by $452,000 to $2,201,000 for the three months ended December 31, 2001 from $2,653,000 for three months ended December 31, 2000. The decrease was primarily a result of reduction in corporate staffing.

         Lease expense decreased by $476,000 to $2,519,000 for the three months ended December 31, 2001 from $2,995,000 for the three months ended December 31, 2000. This decrease was primarily a result of decreased lease expense from transferred operations and was partially offset by increased lease expense from SPE facilities acquired in fiscal year 2002 and 2001.

         Depreciation and amortization decreased by $315,000 to $1,105,000 for the three months ended December 31, 2001 from $1,420,000 for the three months ended December 31, 2000. This decrease resulted from transferred operations and assets impaired in the fourth quarter of fiscal year 2001.

         The provision for losses under shortfall funding agreements decreased by $1,125,000 to $639,000 for the three months ended December 31, 2001 from $1,764,000 for the three months ended December 31, 2000. The decrease is primarily the result of (i) reduction in losses relating to transferred operations, which were in the ramp-up stage in the prior year comparative quarter; and (ii) overall improvement in operating performance. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources--Operations."

         The loss on settlement of contract litigation was $714,000 for the three months ended December 31, 2001. No loss on settlement of contract litigation was incurred for the same period in the prior fiscal year.

         The loss on financial restructuring, which includes costs incurred in connection with financing efforts and rent restructuring, decreased by $113,000 to $4,275,000 for the three months ended December 31, 2001 from $4,388,000 for the three months ended December 31, 2000.

         Other Income (Expense). Interest and other income for the three months ended December 31, 2001 increased by $25,000 to $159,000 from $134,000 for the three months ended December 31, 2000. Interest expense for the three months ended December 31, 2001 increased by $668,000 to $2,608,000 from $1,940,000 for the three months ended December 31, 2000. The increase was primarily due to the additional accrued interest for increased borrowings under the VXM Loan.

         Net Loss. The Company's net loss of $10,488,000 for the three months ended December 31, 2001 decreased by $1,000,000 from a net loss of $11,488,000 for the three months ended December 31, 2000. This decrease resulted primarily from (i) a decrease in the provision for losses under shortfall funding agreements of $1,125,000 (ii) decreased lease expense of $476,000, (iii) decreased general and administrative expenses of $452,000, and (iv) decreased depreciation and amortization expense of $315,000. The decrease was partially offset by an increase in interest expense of $668,000, and a loss on settlement of contract litigation of $714,000.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

         Total Revenue. Total revenue for the six months ended December 31, 2001 decreased by $1,501,000 to $27,989,000 compared to $29,490,000 for the six months ended December 31, 2000. The decrease resulted primarily from a decrease in revenue of $5,322,000 relating to transferred operations and was partially offset by increased revenue of $3,801,000 from SPE and other operations acquired during fiscal year 2002 and 2001. Resident services comprised 81% and 83% of total revenues for the six months ended December 31, 2001 and 2000, respectively.

         Operating Expenses. Total operating expenses decreased by $5,381,000 to $39,309,000 for the six months ended December 31, 2001 from $44,690,000 for the six months ended December 31, 2000. This decrease was the result of (i) a decrease of $8,073,000 from transferred operations, (ii) a decrease in the provision for losses under shortfall fundings of $2,377,000, (iii) decreased general and administrative expenses of $1,005,000, and (iv) decreased lease expense of $1,275,000. These decreases were partially offset by (i) an increase of $6,102,000 for SPE facilities acquired in fiscal year 2002 and 2001, (ii) a loss on settlement of contract litigation of $714,000, and (iii) an increase in loss on financial restructuring of $412,000.

         Facility operating expenses for the six months ended December 31, 2001 decreased by $1,612,000 to $20,595,000 from $22,207,000 for the six months ended December 31, 2000. This decrease was primarily the net result of a decrease of $4,657,000 for transferred operations, and was partially offset by an increase in bad debt expense of $500,000 and an increase of $2,900,000 from SPE facilities acquired in fiscal year 2002 and 2001.

         General and administrative expenses decreased by $1,005,000 to $4,278,000 for the six months ended December 31, 2001 from $5,283,000 for the six months ended December 31, 2000. The decrease was primarily a result of reduction in corporate staffing.

         Lease expense decreased by $1,275,000 to $4,886,000 for the six months ended December 31, 2001 from $6,161,000 for the six months ended December 31, 2000. This decrease was primarily a result of decreased lease expense from transferred operations and was partially offset by increased lease expense from SPE facilities acquired in fiscal year 2002 and 2001.

         Depreciation and amortization decreased by $238,000 to $2,549,000 for the six months ended December 31, 2001 from $2,787,000 for the six months ended December 31, 2000 as a result of transferred operations and assets impaired in the fourth quarter of fiscal year 2001.

         The provision for losses under shortfall funding agreements decreased by $2,377,000 to $1,487,000 for the six months ended December 31, 2001 from $3,864,000 for the six months ended December 31, 2000. The decrease is primarily the result of (i) reduction in losses relating to transferred operations, which were in the ramp-up stage in the prior year comparative quarter; and (ii) overall improvement in operating performance. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources--Operations."

         The loss on settlement of contract litigation was $714,000 for the six months ended December 31, 2001. No loss on settlement of contract litigation was included for the same period in the prior fiscal year.

         The loss on financial restructuring, which includes costs incurred in connection with financing efforts and rent restructuring, increased by $412,000 to $4,800,000 for the six months ended December 31, 2001 from $4,388,000 for the six months ended December 31, 2000.

         Other Income (Expense). Interest and other income for the six months ended December 31, 2001 decreased by $19,000 to $217,000 from $236,000 for the six months ended December 31, 2000. Interest expense for the six months ended December 31, 2001 increased by $1,572,000 to $5,322,000 from $3,750,000 for the six months ended December 31, 2000. This was primarily due to the additional accrued interest for increased borrowings under the VXM Loan due to increased borrowing.

         Net Loss. The Company's net loss of $16,425,000 for the six months ended December 31, 2001 decreased by $2,289,000 from a net loss of $18,714,000 for the six months ended December 31, 2000. This decrease resulted primarily from (i) a decrease in the provision for losses under shortfall funding agreements of $2,377,000, (ii) decreased lease expense of $1,275,000, and (iii) decreased general and administrative expenses of $1,005,000. The decrease was partially offset by an increase in interest expense of $1,572,000, and a loss on settlement of contract litigation of $714,000.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's announcement in 1999 that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

         RESTRUCTURING

                  See "Management's Discussion and analysis of Financial Condition and Results of Operations --Restructuring."

         RECAPITALIZATION PLAN

                  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization Plan."

         OTHER FINANCING TRANSACTIONS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Financing."

         OPERATIONS

         At December 31, 2001, the Company had opened 40 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 57 assisted and skilled nursing facilities (excluding transferred operations.) The Company has concluded its initial round of development activity initiated four years ago.

         The Company's development projects generally involved entering into development agreements with third party owners, which are typically REITs (each, an "Owner"). A third party special purpose entity ("SPE") Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years. The foregoing is an off-balance sheet financing structure. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach.

         For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 39 development projects for which the Company holds or held the foregoing type of option (excluding the transferred operations). As of December 31, 2001, the Company has exercised its option to purchase 19 SPEs financed under the SPE structure for a total purchase price of approximately $22.4 million, of which $6.9 million was paid in cash and $15.5 million was financed by increasing the existing facility lease bases. The Company continues to manage 20 properties under the SPE structure. Management has received written or oral agreements with SPE owners to purchase the operations of these SPE entities in conjunction with its rent restructuring.

         Many of the facilities operated or managed by the Company are leased under long-term operating leases. The lease documents with certain REITS contain certain financial and/or performance covenants and other restrictions which, unless waived in writing by the REIT, (i) require the Company, on a consolidated basis, to meet certain financial covenants, such as a tangible net worth covenant, a current ratio, a debt to equity ratio and/or minimum cash requirements (measured on a quarterly and year end basis), (ii) require the tenants, on a facility basis, to meet certain rent coverage ratios (measured on a quarterly and year end basis), (iii) require the Company and/or the tenants to maintain certain escrow funds, (iv) limit, among other things, the ability of the Company, certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (v) cross-default certain of the Company's other obligations and
(vi) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with financial covenants set forth in clauses (i) and (ii) at December 31, 2001 under its leases with two of its landlords. Management is negotiating revised covenants in conjunction with the rent restructuring (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring").

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

         The Company's lease obligations for the next twelve months aggregate approximately $17,000,000. The Company's operations do not generate sufficient cash flow to meet current or future rent obligations under the Company's existing lease documents. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Cash flows remaining after meeting the foregoing expenses and the borrowings under the VXM loan is used to make interest payments to the Company's lenders and rent payments to the Company's landlords except to (i) Meditrust in accordance with the Option Agreement and (ii) Ocwen, which failure constitutes a default. As of December 31, 2001, the Company had approximately $6,900,000 of accrued, unpaid rent for its leased and managed facilities, of which approximately $5,400,000 has been forgiven as a part of the restructuring transactions completed to date (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments"). In order to complete its finance-restructuring plan, the Company is continuing to negotiate rent abatements, rent deferrals, and purchase options with its remaining two landlords (refer also to "Management's Discussion and Analysis of Financial Condition and Results of Operations - `Recent Developments' and `Restructuring'"). The inability of the Company to obtain a significant source of funding would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unable to obtain a significant financing source, the Company might ultimately need to seek protection under applicable insolvency laws; however, the Company is not pursuing this alternative at this time. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations, the Company's ability to generate sufficient cash from operations and obtain a significant source of funding.

OPERATING ACTIVITIES

         Cash used by operations decreased by $3,541,000 to $8,601,000 for the six months ended December 31, 2001 from cash used by operations of $12,142,000 for the six months ended December 31, 2000. The decrease in cash used was the result of improved operating performance, thereby reducing the operating loss and shortfall funding expense, and a net reduction in the cash used for receivables and payables.

INVESTING AND FINANCING ACTIVITIES

         Cash provided by investing activities was $987,000 for the six months ended December 31, 2001 as compared to cash used for investing activities of $7,498,000 for the six months ended December 31, 2000. Cash provided by financing activities decreased by $8,920,000 to $8,086,000 for the six months ended December 31, 2001 from $17,006,000 for the six months ended December 31, 2000. Decreases in cash used for investing activities resulted primarily from a reduction in cash used to increase restricted investments in the prior year and a reduction in cash used for business acquisitions in the current year. Decreases in financing activities resulted from the decreased funding from debt.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not have any securities subject to market risk as of, or during, the six months ended December 31, 2001.

                           PART II--OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

         The pending litigation captioned Harry Brukner v. Balanced Care Corporation, et al, filed on or about November 15, 2000 in the Court of Chancery of the State of Delaware, New Castle County at Civil Action No. 18490-NC, was dismissed by the plaintiff without prejudice.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- `Recent Developments' and `Restructuring'" .

ITEM 5:           OTHER INFORMATION

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations"--for an update on the Company's financial activities.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.1     Seventh Amendment Agreement dated as of November 19, 2001 among
         Balanced Care Corporation, VXM Investments Limited, HR Investments
         Limited and RH Investments Limited (filed herewith)

10.2     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $450,000 dated as of November 19, 2001 (filed herewith)

10.3     Eighth Amendment Agreement dated as of December 11, 2001 among Balanced
         Care Corporation, VXM Investments Limited, HR Investments Limited and
         RH Investments Limited (filed herewith)

10.4     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $525,000 dated as of December 11, 2001 (filed herewith)

10.5     Ninth Amendment Agreement dated as of January 4, 2002 among Balanced
         Care Corporation, VXM Investments Limited, HR Investments Limited and
         RH Investments Limited (filed herewith)

10.6     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $250,000 dated as of January 7, 2002 (filed herewith)

10.7     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $1,400,000 dated as of January 11, 2002 (filed herewith)

10.8     Separation Agreement dated November 15, 2001 between Balanced Care
         Corporation and Brad E. Hollinger (filed herewith)

10.9     Note made by Balanced Care Corporation in favor of Health Care REIT,
         Inc. in the amount of $1,500,000 dated as of January 1, 2002
         (incorporated by reference to Exhibit 10.1 to the Company's Current
         Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.10    Master Lease Agreement dated January 1, 2002 among Balanced Care Tenant
         (HCN), Inc., Pennsylvania BCC Properties, Inc. and HCN BCC Holdings,
         Inc. (incorporated by reference to Exhibit 10.2 to the Company's
         Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.11 Unconditional and Continuing Guaranty Agreement dated January 1, 2002 made by Balanced Care Corporation and certain of its subsidiaries in favor of Pennsylvania BCC Properties, Inc. and HCN BCC Holdings, Inc.
         (incorporated by reference to Exhibit 10.3 to the Company's Current
         Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.12    Settlement Agreement dated January 31, 2002 among Balanced Care
         Corporation and certain of its subsidiaries, IPC Advisors S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
         Holdings, Inc. and HCRI Indiana Properties, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.13    Release Agreement dated January 31, 2002 among Balanced Care
         Corporation and certain of its subsidiaries, IPC Advisors S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
         Holdings, Inc. and HCRI Indiana Properties, LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.14    Assignment Agreement dated January 1, 2002 between Balanced Care
         Corporation and Balanced Care Tenant (HCN), Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.15 Option, Settlement and Release Agreement dated as of February 6, 2002 among Balanced Care Corporation, certain subsidiaries of the Company, IPC Advisors S.a.r.l., Meditrust Acquisition Corporation II LLC and La
         Quinta TRS II, Inc. (incorporated by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K dated February 12, 2002 (No.
         001-13845))


(B)      Reports on Form 8-K

         1. Current Report on Form 8-K dated November 19, 2001 regarding changes in the Company's management.

         2. Current Report on Form 8-K dated December 21, 2001 regarding Master Lease Transaction.

         3. Current Report on Form 8-K dated February 12, 2002 regarding Option Agreement Transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BALANCED CARE CORPORATION

                                              By:  /s/ RICHARD D. RICHARDSON
                                                 -------------------------------
                                                       Richard D. Richardson
                                                       Chief Executive Officer


Date: February 14, 2002

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.1     Seventh Amendment Agreement dated as of November 19, 2001 among
         Balanced Care Corporation, VXM Investments Limited, HR Investments
         Limited and RH Investments Limited (filed herewith)

10.2     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $450,000 dated as of November 19, 2001 (filed herewith)

10.3     Eighth Amendment Agreement dated as of December 11, 2001 among Balanced
         Care Corporation, VXM Investments Limited, HR Investments Limited and
         RH Investments Limited (filed herewith)

10.4     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $525,000 dated as of December 11, 2001 (filed herewith)

10.5     Ninth Amendment Agreement dated as of January 4, 2002 among Balanced
         Care Corporation, VXM Investments Limited, HR Investments Limited and
         RH Investments Limited (filed herewith)

10.6     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $250,000 dated as of January 7, 2002 (filed herewith)

10.7     Note made by Balanced Care Corporation in favor of VXM Investments
         Limited, HR Investments Limited and RH Investments Limited in the amount of $1,400,000 dated as of January 11, 2002 (filed herewith)

10.8     Separation Agreement dated November 15, 2001 between Balanced Care
         Corporation and Brad E. Hollinger (filed herewith)

10.9     Note made by Balanced Care Corporation in favor of Health Care REIT,
         Inc. in the amount of $1,500,000 dated as of January 1, 2002
         (incorporated by reference to Exhibit 10.1 to the Company's Current
         Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.10    Master Lease Agreement dated January 1, 2002 among Balanced Care Tenant
         (HCN), Inc., Pennsylvania BCC Properties, Inc. and HCN BCC Holdings,
         Inc. (incorporated by reference to Exhibit 10.2 to the Company's
         Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.11 Unconditional and Continuing Guaranty Agreement dated January 1, 2002 made by Balanced Care Corporation and certain of its subsidiaries in favor of Pennsylvania BCC Properties, Inc. and HCN BCC Holdings, Inc.
         (incorporated by reference to Exhibit 10.3 to the Company's Current
         Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.12    Settlement Agreement dated January 31, 2002 among Balanced Care
         Corporation and certain of its subsidiaries, IPC Advisors S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
         Holdings, Inc. and HCRI Indiana Properties, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.13    Release Agreement dated January 31, 2002 among Balanced Care
         Corporation and certain of its subsidiaries, IPC Advisors S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
         Holdings, Inc. and HCRI Indiana Properties, LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.14    Assignment Agreement dated January 1, 2002 between Balanced Care
         Corporation and Balanced Care Tenant (HCN), Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 21, 2001 (No. 001-13845))

10.15 Option, Settlement and Release Agreement dated as of February 6, 2002 among Balanced Care Corporation, certain subsidiaries of the Company, IPC Advisors S.a.r.l., Meditrust Acquisition Corporation II LLC and La
         Quinta TRS II, Inc. (incorporated by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K dated February 12, 2002 (No.
         001-13845))

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.1     --    Seventh Amendment Agreement dated as of November 19, 2001
                among Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (filed
                herewith)
 10.2     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $450,000 dated as of
                November 19, 2001 (filed herewith)
 10.3     --    Eighth Amendment Agreement dated as of December 11, 2001
                among Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (filed
                herewith)
 10.4     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $525,000 dated as of
                December 11, 2001 (filed herewith)
 10.5     --    Ninth Amendment Agreement dated as of January 4, 2002 among
                Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (filed
                herewith)
 10.6     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $250,000 dated as of
                January 7, 2002 (filed herewith)
 10.7     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $1,400,000 dated as of
                January 11, 2002 (filed herewith)
 10.8     --    Separation Agreement dated November 15, 2001 between
                Balanced Care Corporation and Brad E. Hollinger (filed
                herewith)
 10.9     --    Note made by Balanced Care Corporation in favor of Health
                Care REIT, Inc. in the amount of $1,500,000 dated as of
                January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December
                21, 2001 (No. 001-13845))
10.10     --    Master Lease Agreement dated January 1, 2002 among Balanced
                Care Tenant (HCN), Inc., Pennsylvania BCC Properties, Inc.
                and HCN BCC Holdings, Inc. (incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K
                dated December 21, 2001 (No. 001-13845))
10.11     --    Unconditional and Continuing Guaranty Agreement dated
                January 1, 2002 made by Balanced Care Corporation and
                certain of its subsidiaries in favor of Pennsylvania BCC
                Properties, Inc. and HCN BCC Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on
                Form 8-K dated December 21, 2001 (No. 001-13845))
10.12     --    Settlement Agreement dated January 31, 2002 among Balanced
                Care Corporation and certain of its subsidiaries, IPC
                Advisors S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC
                Properties, Inc., HCN BCC Holdings, Inc. and HCRI Indiana
                Properties, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December
                21, 2001 (No. 001-13845))
10.13     --    Release Agreement dated January 31, 2002 among Balanced Care
                Corporation and certain of its subsidiaries, IPC Advisors
                S.a.r.l., Health Care REIT, Inc., Pennsylvania BCC
                Properties, Inc., HCN BCC Holdings, Inc. and HCRI Indiana
                Properties, LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December
                21, 2001 (No. 001-13845))
10.14     --    Assignment Agreement dated January 1, 2002 between Balanced
                Care Corporation and Balanced Care Tenant (HCN), Inc.
                (incorporated by reference to Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.15     --    Option Settlement and Release Agreement dated as of February
                6, 2002 among Balanced Care Corporation, certain
                subsidiaries of Balanced Care Corporation, IPC Advisors
                S.a.r.l., Meditrust Acquisition Corporation II LLC and La
                Quinta TRS II, Inc. (incorporated by reference to Exhibit
                10.1 to the Company's Current Report on Form 8-K dated
                February 12, 2002 (No. 001-13845))