Form 10-Q
period 2002-03-31
BALANCED CARE CORP
filed 2002-05-10
CIK 1024096

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT MAY 8, 2002
                    -----                                --------------------------
        Common Stock, $.001 par value                            34,172,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BALANCED CARE CORPORATION
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1:
CONDENSED FINANCIAL STATEMENTS (unaudited)
  Consolidated Balance Sheets as of March 31, 2002 and June
     30, 2001...............................................    2
  Consolidated Statements of Operations for the three months ended
     March 31, 2002 and 2001................................    3
  Consolidated Statements of Operations for the nine months
     ended
     March 31, 2002 and 2001................................    4
  Consolidated Statements of Changes in Stockholders'
     Deficit for the nine months ended
     March 31, 2002.........................................    5
  Consolidated Statements of Cash Flows for the nine months
     ended
     March 31, 2002 and 2001................................    6
  Notes to Consolidated Financial Statements................    7
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.................................   17
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK......................................................   33

                   PART II -- OTHER INFORMATION
ITEM 3:
DEFAULTS UPON SENIOR SECURITIES.............................   34
ITEM 5:
OTHER INFORMATION...........................................   34
ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K............................   34
(A) Exhibits
(B) Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    JUNE 30,
                                                                 2002         2001
                                                              -----------   --------
                                                              (UNAUDITED)
                                                                  (IN THOUSANDS
                                                                EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   4,595    $  2,471
  Receivables (net of allowance for doubtful receivables)...       2,502       2,842
  Prepaid expenses and other current assets.................       1,518       1,644
                                                               ---------    --------
          Total current assets..............................       8,615       6,957
Restricted investments......................................       1,602       3,052
Property and equipment, net.................................      89,402      75,754
Goodwill, net...............................................       7,528       7,831
Purchase option deposits....................................         372       2,589
Other assets................................................       1,097         975
                                                               ---------    --------
          Total assets......................................   $ 108,616    $ 97,158
                                                               =========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.........................   $  98,397    $ 91,757
  Accounts payable..........................................       1,603       1,513
  Accrued payroll...........................................         742       1,139
  Accrued expenses..........................................      11,133       7,459
                                                               ---------    --------
          Total current liabilities.........................     111,875     101,868
Long-term debt, net of current portion......................      16,392       1,322
Straight-line lease liability...............................       1,713       2,800
Deferred revenue and other liabilities......................         861         830
                                                               ---------    --------
          Total liabilities.................................     130,841     106,820
                                                               ---------    --------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.001 par value; 5,000,000 authorized;
     none outstanding.......................................          --          --
  Preferred stock, Series A, $.001 par value; 1,150,958
     authorized; none outstanding...........................          --          --
  Preferred stock, Series B, $.001 par value; 5,009,750
     authorized; none outstanding...........................          --          --
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 34,172,847 shares....          35          35
  Additional paid-in capital................................      95,116      83,450
  Accumulated deficit.......................................    (117,376)    (93,147)
                                                               ---------    --------
          Total stockholders' deficit.......................     (22,225)     (9,662)
                                                               ---------    --------
          Total liabilities and stockholders deficit........   $ 108,616    $ 97,158
                                                               =========    ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
Revenues:
  Resident services.........................................    $11,879       $10,909
  Patient services..........................................      2,466         2,334
  Other revenues............................................        246           293
                                                                -------       -------
          Total revenues....................................     14,591        13,536
                                                                -------       -------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................      6,619         6,097
     Other operating expenses...............................      4,901         3,842
  General and administrative expenses.......................      1,712         2,526
  Lease expense.............................................      2,528         2,249
  Depreciation and amortization expense.....................      1,141         1,379
  Provision for losses under shortfall funding agreements...         --         1,655
  Loss on impairment of long-lived assets...................      2,000         1,167
  Loss on settlement of contract litigation.................        124            --
  Loss on financial restructuring...........................      1,075         2,193
                                                                -------       -------
          Total operating expenses..........................     20,100        21,108
                                                                -------       -------
     Loss from operations...................................     (5,509)       (7,572)
Other income (expense):
  Interest and other income.................................        120            55
  Interest expense..........................................     (2,415)       (2,128)
                                                                -------       -------
     Loss before income taxes...............................     (7,804)       (9,645)
Provision for income taxes..................................         --             3
                                                                -------       -------
     Net loss...............................................    $(7,804)      $(9,648)
                                                                =======       =======
Basic and diluted loss per share............................    $ (0.23)      $ (0.28)
                                                                =======       =======
Weighted average shares -- basic and diluted................     34,173        34,173
                                                                =======       =======

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
Revenues:
  Resident services.........................................   $ 34,569      $ 35,328
  Patient services..........................................      7,446         7,048
  Other revenues............................................        565           650
                                                               --------      --------
          Total revenues....................................     42,580        43,026
                                                               --------      --------
Operating expenses:
  Facility operating expenses:
     Salaries, wages and benefits...........................     19,308        20,063
     Other operating expenses...............................     12,807        12,083
  General and administrative expenses.......................      5,990         7,809
  Lease expense.............................................      7,414         8,410
  Depreciation and amortization expense.....................      3,690         4,166
  Provision for losses under shortfall funding agreements...      1,487         5,519
  Loss on impairment of long-lived assets...................      2,000         1,167
  Loss on settlement of contract litigation.................        838            --
  Loss on financial restructuring...........................      5,875         6,581
                                                               --------      --------
          Total operating expenses..........................     59,409        65,798
                                                               --------      --------
     Loss from operations...................................    (16,829)      (22,772)
Other income (expense):
  Interest and other income.................................        337           291
  Interest expense..........................................     (7,737)       (5,878)
                                                               --------      --------
     Loss before income taxes...............................    (24,229)      (28,359)
Provision for income taxes..................................         --             3
                                                               --------      --------
     Net loss...............................................   $(24,229)     $(28,362)
                                                               ========      ========
Basic and diluted loss per share............................   $  (0.71)     $  (0.83)
                                                               ========      ========
Weighted average shares -- basic and diluted................     34,173        34,173
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                COMMON STOCK
                                               --------------   ADDITIONAL
                                               ISSUED    PAR     PAID-IN     ACCUMULATED
                                               SHARES   VALUE    CAPITAL       DEFICIT      TOTAL
                                               ------   -----   ----------   -----------   --------
                                                   NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                                       (IN THOUSANDS OF DOLLARS AND SHARES)
Balance at June 30, 2001.....................  34,173    $35     $83,450      $ (93,147)   $ (9,662)
Non-cash contribution to additional paid-in
  capital....................................      --     --      11,666             --    $ 11,666
Net Loss.....................................      --     --          --        (24,229)    (24,229)
                                               ------    ---     -------      ---------    --------
Balance at March 31, 2002....................  34,173    $35     $95,116      $(117,376)   $(22,225)
                                               ======    ===     =======      =========    ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
Cash Flows from Operating Activities:
  Net loss..................................................   $(24,229)     $(28,362)
  Adjustments to reconcile net loss to net cash used for
     operating Activities:
     Depreciation and amortization..........................      3,690         4,165
     Provision for losses under shortfall funding
      agreements............................................      1,487         5,519
     Loss on impairment of long-lived assets................      2,000         1,167
     Non-cash loss on financial restructuring...............      2,609         5,641
     Non cash interest -- convertible debt..................         --           910
     Non-cash settlement of contract litigation.............        202            --
     Changes in operating assets and liabilities, excluding
      effects of Acquisitions:
       Decrease (increase) in receivables, net..............      3,217        (4,870)
       Increase in development contracts in process, net....         --            (2)
       Increase in prepaid expenses and other current
        assets..............................................       (356)       (1,315)
       Increase in accounts payable, accrued payroll and
        accrued expenses....................................        709           957
                                                               --------      --------
          Net cash used for operating activities............    (10,671)      (16,190)
                                                               --------      --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (14,536)         (908)
  Decrease (increase) in restricted investments.............      1,450        (1,442)
  Business acquisitions.....................................     (1,907)       (4,842)
  (Increase) decrease in purchase option deposits and other
     assets.................................................     (1,277)           16
                                                               --------      --------
          Net cash provided by (used for) investing
            activities......................................    (16,270)       (7,176)
                                                               --------      --------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt............................     30,374        34,585
  Payments on debt..........................................       (850)      (16,407)
  Increase (decrease) in straight-line lease liability......       (261)        1,621
  Increase in other liabilities.............................       (198)         (182)
                                                               --------      --------
          Net cash provided by financing activities.........     29,065        19,617
                                                               --------      --------
  Increase (decrease) in cash and cash equivalents..........      2,124        (3,749)
Cash and cash equivalents at beginning of period............      2,471         5,722
                                                               --------      --------
Cash and cash equivalents at end of period..................   $  4,595      $  1,973
                                                               ========      ========
Supplemental Cash Flow Information:
  Cash paid for interest....................................   $  5,592      $  5,114
                                                               ========      ========
  Cash paid for income taxes................................   $     --      $     28
                                                               ========      ========
Acquisitions:
  Fair value of assets acquired.............................   $ (4,577)     $ (5,435)
  Liabilities assumed.......................................      2,670           593
                                                               --------      --------
  Consideration paid for acquisitions.......................   $ (1,907)     $ (4,842)
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION AND BACKGROUND

     Balanced Care Corporation ("BCC" or the "Company") was incorporated in April 1995 and utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care. As of March 31, 2002, the Company owned, leased or managed 50 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia and Indiana. These facilities have a capacity for 3,461 assisted living residents, 169 skilled nursing patients and 57 independent living residents.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses in each of the years in the three year period ended June 30, 2001, and the nine months ended March 31, 2002 and as of March 31, 2002, has a stockholders' deficit of $22,225,000 and a working capital deficit of $103,260,000. As of April 2002, the Company has completed restructuring transactions with all of its landlords who were owed lease payments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring"). The Company continues to negotiate restructuring deals with its lenders and lessors in cases where the Company is not in compliance with certain financial and/or operational covenants. Although the Company is current on its loan and lease payment obligations, until the Company completes its restructuring, the Company will remain in technical default under most of its debt and lease agreements. Accordingly, such debt has been classified as a current obligation at March 31, 2002 and the lessors and lenders now have various remedies, including, in some cases, termination of the leases or acceleration of the indebtedness. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     In response to these conditions, in May 2001 the Company announced that the Company's Board of Directors had approved a recapitalization plan, including a proposed significant capital investment by IPC and/or its affiliates. Management believes the proceeds of the proposed recapitalization will be used to provide the Company with the funds necessary to (i) complete a restructuring of certain lease obligations, (ii) purchase certain leased assets, (iii) repay short-term and sub-debt, (iv) complete certain special purpose entity ("SPE") takeouts, and
(v) provide working capital.

     Through March 31, 2002, the Company has reached restructuring agreements with certain lenders and landlords. Although the Company believes it will reach restructuring agreements with its remaining lenders and landlords and will be able to enter into an agreement resulting in additional capital from IPC and/or its affiliates, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and all applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete its financial recapitalization plan and, ultimately, to achieve profitable future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

  (b) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective acquisition dates. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     The financial statements as of and for the nine month periods ended March 31, 2002 and 2001 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the nine-month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended June 30, 2001 as contained in the Company's Annual Report on Form 10-K.

2.  DEBT

     On September 28, 2001, the Company refinanced two existing Heller Healthcare Finance loans into a single loan with the same lender in the amount of $50,737,000 (the "Heller Loan"), which has a maturity date of December 31, 2002. The Heller Loan has an interest rate of LIBOR plus 4.25% subject to a 7% floor. Interest is payable monthly in arrears. Principal payments of $50,000 are due and payable monthly. The Heller Loan is secured by the real estate of seventeen of the Company's owned assisted living facilities. The Company is in technical default of the Heller Loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Financing").

     Refer also to footnotes 7 and 8 for further discussion of debt obligations.

3.  PROMISSORY NOTES

     The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR Investments Limited ("HR"), RH Investments Limited ("RH"), and VXM Investments Limited ("VXM") (together, the "VXM Loan"). Borrowings for the fiscal year to date through March 31, 2002 total $12,922,000 bringing the total current principal balance to $42,026,000. The VXM Loan is secured by the pledge of the stock of certain of the Company's subsidiaries. The VXM Loan is subordinated to the Heller Loan. The Company is in technical default of the VXM Loan (see "Management's Discussion and analysis of Financial Condition and Results of Operations -- Other Financing").

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

4.  BUSINESS ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

  BUSINESS ACQUISITIONS

     Acquisitions and the method of payment are summarized as follows (dollars in thousands):

                                                                    COMMON
                        LEASED                              CASH    STOCK    LIABILITIES   TOTAL    GOODWILL
TRANSACTION            OR OWNED  BUSINESS     LOCATION      PAID    ISSUED    INCURRED      COST    RECORDED       MONTH
-----------            --------  --------  --------------  ------   ------   -----------   ------   --------   --------------
DESCRIPTION
Stock of Leased
  Special Purpose
  Entity(1)..........   Leased     ALF     Evansville, IN  $  204   $  --       $107       $  311    $  --     October, 2001
Stock of Leased
  Special Purpose
  Entity(1)..........   Leased     ALF      Jackson, TN    $  179   $  --       $ --       $  179    $  --     October, 2001
                                                           ------   -----       ----       ------    -----
Stock of Leased
  Special Purpose
  Entity(1)..........   Leased     ALF      Various (11)   $  616   $  --       $ --       $  616    $  --     February, 2002
                                                           ------   -----       ----       ------    -----
Stock of Leased
  Special Purpose
  Entity(1)..........   Leased     ALF      Various (3)    $  284   $  --       $517       $  801    $  --      March, 2002
                                                           ------   -----       ----       ------    -----
                                                           $1,283   $  --       $624       $1,907    $  --
                                                           ======   =====       ====       ======    =====

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

     On February 28, 2002, the Company exercised its purchase options and acquired the equity interests of 11 Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities located in Arkansas (2), Pennsylvania (3), Ohio (2), Tennessee (3) and Virginia (1).

     On March 31, 2002, the Company exercised its purchase options and acquired the equity interests of three Operator/Lessees, representing primarily the leasehold interests of the special purpose entities formed to lease and operate assisted living facilities in three locations: Centerville and Medina, OH and Shippensburg, PA. The Company incurred non-interest bearing promissory notes in the aggregate amount of $517,104 in connection with this transaction. The notes mature on June 30, 2002.

     The leasehold interests of the 16 facilities acquired pursuant to the foregoing purchase options were developed and previously managed by the Company. The total cost of $1,907,000 year-to-date has been

                   BALANCED CARE CORPORATION AND SUBSIDIARIES allotted to the assets acquired and liabilities assumed of the acquired entities, based on estimated fair values, as follows (dollars in thousands):

Current assets (less cash acquired of $1,448)...............  $   758
Property and equipment......................................      186
Leasehold interests and other intangibles...................    3,626
Other Assets................................................        7
Current liabilities.........................................   (3,027)
Long-term liabilities.......................................     (229)
Loss on termination of lease................................      586
                                                              -------
                                                              $ 1,907
                                                              =======

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations of acquired and divested businesses with those of the Company as if the acquisitions and divestitures had been consummated as of the beginning of the respective periods and after considering the impact of certain adjustments such as: amortization of goodwill, depreciation on assets acquired, interest on acquisition financing and lease payments on the leased facility (in thousands of dollars except per share amounts). The pro forma results have been adjusted for six businesses acquired in October 2000, the divestiture of ten facilities in December 2000, the acquisition of one business in October 2001, the divestiture of four businesses in January 2001, the acquisition of eleven businesses in February 2002, and the acquisition of three businesses in March 2002. Such businesses acquired were the SPE lessees of facilities previously managed by the Company.

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue.....................................................  $ 52,865   $ 48,572
Expenses....................................................    69,395     70,406
                                                              --------   --------
Net Loss....................................................   (16,530)   (21,834)
Net Loss per common share...................................      (.48)      (.64)

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions and transfers had been completed as of July 1, 2001 and 2000, respectively. In addition, they are not intended to be a projection of future results of operations.

5.  LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding. For the nine-month periods ended March 31, 2002 and 2001, common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

6.  LOSS ON SETTLEMENT OF CONTRACT LITIGATION

     The Company and the construction bonding company for two of the Company's prior construction projects had various claims against each other arising out of the projects located in Chesterfield, VA and Westerville, OH. The bonding company had commenced litigation against the Company in connection with the Chesterfield project. In January 2002, the Company and the bonding company entered into a settlement agreement, under which (i) the parties agreed to dismiss all pending litigation with respect to the Chesterfield project and (ii) the Company agreed to pay the bonding company $250,000 towards the outstanding contract balance on the Westerville project, which contract balance remains in dispute. The parties further agreed to

                   BALANCED CARE CORPORATION AND SUBSIDIARIES resolve all of their claims with respect to the Westerville project through mediation or, if unsuccessful, binding arbitration. In connection with the above, the Company incurred a loss of $838,000 which is comprised of legal and consulting fees and construction settlement costs.

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

     On December 21, 2001, the Company and Health Care REIT, Inc. (HCN) entered into a master lease offer (the "Master Lease Offer") which provided for (i) payment of funds to HCN; (ii) assignment of certain loans from HCN to IPC; (iii) termination of leases and transfer of operations of four assisted living facilities to new operators designated by HCN; (iv) execution of a master lease between HCN and a wholly-owned subsidiary of the Company for five assisted living facilities; and (v) mutual release of liability in connection with certain defaults under the existing lease documents. The transactions contemplated under the Master Lease Offer were consummated in January 2002 except for the transactions referenced in clauses (i) and (ii). Refer to footnote 8 below.

     The Company incurred costs relating to the HCPI and HCN lease terminations and other financial restructuring charges of $5,875,000 for the fiscal year to date as follows:

     - Lease termination costs, including uncollectible advances to operator/lessees and settlement costs caused by the lease renegotiations of $3,338,000;

     - Severance costs related to corporate functions terminated, including executive separation agreement, of $550,000;

     - Terminated equity transaction costs (legal, consulting, and financial advisory fees) of $362,000;

     - Terminated debt refinancing costs (including legal, consulting, financial advisory fees) of $975,000;

     - Costs incurred to refinance certain debt (including unamortized exit fees and deferred financing costs, and a pre-payment fee) of $275,000;

     - Legal, consulting, and accounting fees relating to financial restructuring services of $375,000.

8.  MASTER LEASE, OPTION AGREEMENT, AND LEASE REFINANCING TRANSACTIONS

  HEALTH CARE REIT MASTER LEASE TRANSACTION

     In accordance with the Master Lease Offer between HCN and the Company, (i) the Company, IPC and HCN entered into a Settlement Agreement and a Release Agreement, each dated January 31, 2002, which provide for the mutual release of liability in connection with all existing loan and lease defaults and for dismissal of all pending litigation related to the defaults, (ii) the Company entered into a Master Lease Agreement with HCN relating to the Company's facilities located in Lebanon, Loyalsock, Bloomsburg and Saxonburg, PA and Sagamore Hills, OH effective January 1, 2002, (iii) the Company agreed to pay $2.0 million to HCN ($250,000 in cash on December 21, 2001, $1.5 million pursuant to a note dated December 21, 2001 that provides for a discounted payoff if the note is paid in full prior to April 1, 2006, and $250,000 in cash over the next 12 months), (iv) IPC purchased from HCN for $5.0 million certain promissory notes of the Company on December 21, 2001 that provided working capital for the facilities leased

                   BALANCED CARE CORPORATION AND SUBSIDIARIES from HCN having an aggregate outstanding principal balance (including accrued interest) of $6.4 million, (v) the Company transferred the operations of its Merrillville, IN and Westerville, OH facilities to a third party operator designated by HCN effective January 9, 2002 and (vi) the Company transferred the operations of its Morristown and Oak Ridge, TN facilities to a third party operator designated by HCN effective January 31, 2002. The aggregate annual lease obligation for the four transferred facilities was approximately $2,030,000 (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments").

  MEDITRUST OPTION AGREEMENT AND MASTER LEASE

     On February 6, 2002, the Company, certain subsidiaries of the Company, IPC, Meditrust Acquisition Corporation II LLC ("Meditrust") and La Quinta TRS II, Inc. ("La Quinta") entered into an Option, Settlement and Release Agreement (the "Option Agreement").

     Under the Option Agreement, (i) Meditrust granted an option (the "Option") to IPC to acquire the real estate and improvements of 12 assisted living facilities (the "Leased Property") for an aggregate purchase price of $43,000,000 (the "Purchase Price"), which is currently leased from Meditrust by 11 third party lessees/SPE's (the "3rd Party Lessees") and one wholly-owned subsidiary of the Company pursuant to individual Facility Lease Agreements (the "Existing Leases"), (ii) La Quinta agreed to dismiss the "Pending Litigation" (as defined below) against the Company and IPC, and (iii) the Company, IPC, Meditrust and La Quinta agreed (a) to release each other from certain claims as more specifically set forth in the Option Agreement (the "Releases") and (b) not to commence or otherwise participate in any suit or other proceeding adverse to the other party in connection with the matters covered by the respective Releases (the "Covenants-Not-To-Sue").

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

     The Company has satisfied the conditions set forth in clauses (i) through
(iii) above. The Stock Transfers were consummated on February 28, 2002. The Mergers and the Master Facility Lease Agreement were consummated on March 14, 2002.

     In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement and all conditions precedent to the Closing are satisfied or waived, Meditrust fails to consummate the Closing,

                   BALANCED CARE CORPORATION AND SUBSIDIARIES the sole remedy, at law or in equity, of IPC shall be, at IPC's option, to (i) institute an action for specific performance against Meditrust or (ii) receive a full refund of the Option Payment from Meditrust. In the event that, after IPC exercises the Option in accordance with the terms of the Option Agreement, IPC fails to consummate the Closing, Meditrust's sole remedy, at law or in equity, shall be to terminate the Option Agreement and retain the Option Payment. Meditrust has no right to institute an action for specific performance.

     As noted above, the Option Agreement contains certain Releases and Covenants-Not-To-Sue:

     - IPC/BCC Release and Covenant Not-To-Sue -- In general, each of the Meditrust Parties (as defined in the Option Agreement) released the Released IPC/BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) that certain Promissory Note (as defined in the Option Agreement), (ii) that certain Option Agreement dated December 30, 1999, as amended, among the Company, IPC and New Meditrust Company, LLC (the "1999 Option Agreement"), and
       (iii) that certain lawsuit styled La Quinta TRS II, Inc. v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C (the "Pending Litigation").

     - BCC Release and Covenant-Not-To-Sue -- In general, Meditrust released the Released BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to certain Existing Defaults (as defined in the Option Agreement), including without limitation, the Company's failure to (i) pay past due rent under the Existing Leases as more specifically set forth on Exhibit G to the Option Agreement, (ii) pay rent as the same comes due under the Existing Leases, and if applicable, the Master Lease, during the term of the Option, (iii) pay other payment obligations, and (iv) comply with certain financial and operational covenants.

     - Meditrust Release and Covenant-Not-To-Sue -- In general, the IPC/BCC Parties (as defined in the Option Agreement) released the Released Meditrust Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) the Promissory Note, (ii) the 1999 Option Agreement, (iii) the Existing Lease Documents (as defined in the Option Agreement), (iv) the Leased Property, (v) the Existing Indebtedness (as defined in the Option Agreement), and (vi) the Pending Litigation.

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

     In consideration for IPC's payment of the Option Payment and the other benefits conferred upon the Company under the Option Agreement, the Company agreed to pay to IPC interest on the Option Payment during the Option Period in an amount equal to 10% per annum.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     As a result of the IPC/BCC Release and the BCC Release noted above, the Company recorded a non-cash contribution to additional paid-in capital of approximately $11,666,000.

  OCWEN FACILITY ACQUISITION

     On April 8, 2002, the Company and certain of its subsidiaries, as purchasers (collectively, the "Purchasers"), entered into an Agreement of Purchase and Sale dated as of March 31, 2002 (the "Purchase Agreement"), with Centerville ALF, Inc., Medina ALF, Inc., and Shippensburg ALF, Inc., as sellers (collectively, the "Sellers"), and Ocwen Financial Corporation, an affiliate of Sellers ("Lender"). Pursuant to the Purchase Agreement, Purchasers acquired all of Sellers' right, title and interest in and to three healthcare facilities located in Centerville, Ohio, Medina, Ohio and Shippensburg, Pennsylvania (collectively, the "Facilities"). The purchase price for the Facilities was $14,184,000 (the "Purchase Price"). The Purchase Price was paid by Purchasers to Sellers as follows: (i) $5,030,000 in cash and (ii) $9,153,000 pursuant to a Term Note (as discussed below). The cash portion of the Purchase Price was funded with additional borrowings under the VXM loan.

     The Term Note is a promissory note in the original principal amount of $9,153,000 made in favor of Lender by Balanced Care Realty (OFC), Inc., a wholly owned subsidiary of the Company and affiliate of Purchasers ("Borrower"). The Term Note was issued pursuant to a Term Loan Agreement dated as of March 31, 2002 (the "Term Loan Agreement") among Lender, the Company, Borrower and certain other subsidiaries of the Company. Interest on the Term Note is 8% per annum. Interest only is due and payable monthly in arrears. All principal and accrued interest is due and payable in full on September 30, 2003 (the "Initial Due Date"), unless Borrower elects the Extension (as defined in the Term Loan Agreement), which would extend the Initial Due Date until March 31, 2005 (the "Extended Due Date") (subject to satisfaction of certain conditions precedent, including (i) a written request from Borrower, (ii) a principal payment from Borrower in the amount of $1,000,000 and (iii) a fee from Borrower in the amount of $90,160). Under certain circumstances, Borrower may be required to pay Additional Payments (as defined in the Term Loan Agreement) to Ocwen, as more specifically set forth in the Term Loan Agreement and the Term Note. Subject to the provisions of the Term Loan Agreement, the Term Note may be prepaid at any time, in whole or in part. The maturity date of the Term Note is referred to herein as the "Term Note Maturity Date". The Term Note is secured by the Collateral and the Security Documents (as such terms are defined in the Term Loan Agreement), including, without limitation, (i) a first priority mortgage in favor of Lender encumbering each of the Facilities (the "Mortgage"), (ii) an unconditional guaranty agreement issued by the Company in favor of Lender and
(iii) an unconditional guaranty agreement issued by LMR Holdings Limited ("LMR") in favor of Lender (the "LMR Guaranty"). The LMR Guaranty is limited to the principal amount evidenced by the Term Note and interest thereon and also includes, generally, (i) amounts owed for real estate taxes, (ii) insurance premiums and (iii) amounts expended by Lender for repairs, improvements, maintenance and upkeep of the Facilities. The beneficiaries (or beneficial owners) of the shareholders of LMR are also beneficiaries (or beneficial owners) of the shareholders of the Company. As consideration for the LMR Guaranty, the Company agreed to (i) reimburse LMR on demand for any amounts paid or incurred by LMR in connection with the LMR Guaranty and (ii) to indemnify LMR for any liabilities arising in connection with LMR Guaranty pursuant to a Reimbursement Agreement dated as of March 25, 2002.

     In addition to the Term Note, the Borrower also issued a promissory note in favor of Sellers in the original principal amount of $3,449,000 (the "Deferred Purchase Price Note"). Interest on the Deferred Purchase Price Note is 16% per annum. No interest payments are due unless and until the occurrence of an Event of Default (as defined in the Term Loan Agreement). All principal and accrued interest is due and payable on the Term Note Maturity Date; provided, however, in the event (i) the Term Note is paid in full, whether on the Initial Due Date, the Extended Due Date or by prepayment and (ii) an Event of Default (as defined in the Term Loan Agreement), which constitutes a monetary default or breach of any payment obligation, has not occurred and is continuing, then the entire outstanding principal and any accrued interest

                   BALANCED CARE CORPORATION AND SUBSIDIARIES under the Deferred Purchase Price Note shall be forgiven. The Deferred Purchase Price Note is secured by a mortgage encumbering each of the Facilities (the "Subordinate Mortgage"), which is subordinate to the Mortgage securing the Term Note.

     The Company also issued a promissory note in favor of Sellers in the original principal amount of $963,000 (the "BCC Note"). Interest on the BCC Note is 2.66% per annum. No interest payments are due unless and until the occurrence of an Event of Default (as defined in the Term Loan Agreement). All principal and accrued interest is due and payable on the Term Note Maturity Date; provided, however, in the event (i) the Term Note is paid in full, whether on the Initial Due Date, the Extended Due Date or by prepayment and (ii) an Event of Default (as defined in the Term Loan Agreement), which constitutes a monetary default or breach of any payment obligation, has not occurred and is continuing, then the entire outstanding principal and any accrued interest under the BCC Note shall be forgiven. The BCC Note is also secured by the Subordinate Mortgage. The Term Note, the Deferred Purchase Price Note and the BCC Note are cross-defaulted.

     In connection with the Purchase Agreement and the Term Loan Agreement, Lender, Sellers, the Company and certain other subsidiaries of the Company entered into a Settlement Agreement and Release dated as of March 31, 2002 (the "Settlement Agreement") to resolve that certain lawsuit styled Centerville ALF, Inc., et al. v. Balanced Care Corporation, Case No. C3 01-233, filed in the United States District Court, Southern District of Ohio, Western Division, by Seller against the Company for past due rent owed Sellers (the "Litigation"). Subject to the provisions of the Settlement Agreement, Sellers agreed to file a Notice of Dismissal with Prejudice (the "Notice") with respect to the Litigation to dismiss all claims against the Company with prejudice. Subject to the provisions of the Settlement Agreement, the parties also agreed to mutually release each other from all claims arising out of the Litigation. Under certain circumstances as more specifically set forth in the Settlement Agreement, if the transactions contemplated by the Purchase Agreement, the Term Loan Agreement, the Settlement Agreement or any of the other documents executed in connection therewith (collectively, the "Transaction Documents") are ever set aside, rescinded, voided or unwound in whole (but not in part), then (i) Sellers shall return the $5,030,000 cash portion of the Purchase Price to the Company, (ii) the Company shall ensure that Borrower re-conveys the Facilities to Sellers,
(iii) the Term Note, the Deferred Purchase Price Note and the BCC Note shall be marked cancelled and returned to the makers, (iv) Lender shall release and terminate the Security Documents (as defined in the Term Loan Agreement), (v) the parties shall take whatever other action is required in order to place all affected parties in substantially the same position as such parties occupied prior to the execution and delivery of the Transaction Documents, (vi) the releases contained in the Settlement Agreement shall be void ab initio, and shall be of no force and effect and (vii) Lender and Sellers shall have the right to bring any action or claim against the Company or any other party in connection with the subject matter of the Litigation.

     Also in connection with the Purchase Agreement and the Term Loan Agreement, Lender, Sellers, the Company and certain other parties entered into those certain Agreements for Termination of Lease Documents and Mutual Releases dated as of March 31, 2002 (collectively, the "Termination Agreements"). Under the Termination Agreements and subject to the provisions of the Settlement Agreement, the parties agreed to terminate all of the Lease Documents (as defined in the Termination Agreements) with respect to the Facilities; provided, however, the Termination Agreements will not effect, limit, modify or release any party from any obligation or operate as a waiver of any rights of any party under or pursuant to any other provisions of the Lease Documents which, by their express terms, survive the termination of such Lease Documents (other than in connection with the Terminated Rent Obligations (as defined in the Termination Agreements)). Further, under the Termination Agreements and subject to the provisions of the Settlement Agreement, the parties agreed to mutually release each other from all claims arising under the Lease Documents. Notwithstanding the foregoing, the Company agreed to defend, indemnify and hold harmless Lender and Sellers from and against any and all liens, claims, costs, losses, expenses, damages, actions and causes of action for which the affiliates of the Company were responsible under the Lease Documents and

                   BALANCED CARE CORPORATION AND SUBSIDIARIES which accrued on or before March 31, 2002 (other than in connection with the Terminated Rent Obligations (as defined in the Termination Agreements)).

9.  IMPAIRMENT OF LONG-LIVED ASSETS

     In conjunction with the financial restructuring and facility acquisition transaction described in Notes 7 and 8, the Company has evaluated the impact of the economic environment on the value of its long-lived assets. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used and estimated the fair value of assets intended to be disposed. In estimating the future cash flows for determining whether an asset is impaired and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows at the facility level. After determining the facilities subject to an impairment charge, the Company determined the estimated fair value of such facilities. The carrying value of property and equipment and goodwill exceeded the fair value by $2,000,000.

10.  SEGMENT REPORTING

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

     The Company's management evaluates the performance of its operating segments on the basis of income from continuing operations before non-recurring items (representing provisions for losses on financial restructuring), contract litigation and impairment of long-lived assets, lease expense, interest (net), taxes, depreciation and amortization.

                                                               QUARTER ENDED MARCH 31, 2002
                                                    ---------------------------------------------------
                                                    RESIDENT   PATIENT     GENERAL AND
                                                    SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                    --------   --------   --------------   ------------
Revenues..........................................  $12,015     $2,466       $   110         $14,591
Facility Operating expenses.......................    9,263      2,257            --          11,520
                                                    -------     ------       -------         -------
Contribution Margin...............................    2,752        209           110           3,071
General and administrative expenses...............       --         --         1,712           1,712
Provision for losses under shortfall funding
  agreements......................................       --         --            --              --
                                                    -------     ------       -------         -------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation and
  amortization....................................  $ 2,752     $  209       $(1,602)        $ 1,359
                                                    =======     ======       =======         =======

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

                                                               QUARTER ENDED MARCH 31, 2001
                                                    ---------------------------------------------------
                                                    RESIDENT   PATIENT     GENERAL AND
                                                    SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                    --------   --------   --------------   ------------
Revenues..........................................  $11,150     $2,335       $    51         $13,536
Facility Operating expenses.......................    7,987      1,952            --           9,939
                                                    -------     ------       -------         -------
Contribution Margin...............................    3,163        383            51           3,597
General and administrative expenses...............       --         --         2,526           2,526
Provision for losses under shortfall funding
  agreements......................................    1,655         --            --           1,655
                                                    -------     ------       -------         -------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation and
  amortization....................................  $ 1,508     $  383       $(2,475)        $  (584)
                                                    =======     ======       =======         =======

                                                             NINE MONTHS ENDED MARCH 31, 2002
                                                    ---------------------------------------------------
                                                    RESIDENT   PATIENT     GENERAL AND
                                                    SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                    --------   --------   --------------   ------------
Revenues..........................................  $34,820     $7,450       $   310         $ 42,580
Facility Operating expenses.......................   25,820      6,295            --           32,115
                                                    -------     ------       -------         --------
Contribution Margin...............................    9,000      1,155           310           10,465
General and administrative expenses...............       --         --         5,990            5,990
Provision for losses under shortfall funding
  agreements......................................    1,487         --            --            1,487
                                                    -------     ------       -------         --------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation and
  amortization....................................  $ 7,513     $1,155       $(5,680)        $  2,988
                                                    =======     ======       =======         ========
Total Assets......................................  $95,661     $3,632       $ 7,316         $106,609
                                                    =======     ======       =======         ========

                                                            NINE MONTHS ENDED MARCH 31, 2001
                                                   ---------------------------------------------------
                                                   RESIDENT   PATIENT     GENERAL AND
                                                   SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                   --------   --------   --------------   ------------
Revenues.........................................  $ 35,820    $7,053       $   153         $ 43,026
Facility Operating expenses......................    26,358     5,788            --           32,146
                                                   --------    ------       -------         --------
Contribution Margin..............................     9,462     1,265           153           10,880
General and administrative expenses..............        --        --         7,809            7,809
Provision for losses under shortfall funding
  agreements.....................................     5,519        --            --            5,519
                                                   --------    ------       -------         --------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation
  and amortization...............................  $  3,943    $1,265       $(7,656)        $ (2,448)
                                                   ========    ======       =======         ========
Total Assets.....................................  $101,008    $3,637       $ 3,971         $108,616
                                                   ========    ======       =======         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the Company's results of operations on a historical basis for the quarters and nine month periods ended March 31, 2002 and 2001, respectively, and liquidity and capital resources of the Company. This information should be read in conjunction with the Company's consolidated financial statements, and related notes thereto, contained elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such

                   BALANCED CARE CORPORATION AND SUBSIDIARIES differences include, but are not limited to, those disclosed in the "Risk Factors" section in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

OVERVIEW

     The Company utilizes assisted living facilities as its primary service platform to provide an array of healthcare and hospitality services, including preventive care and wellness, medical rehabilitation, Alzheimer's/dementia care and, in certain markets, extended care.

     The Company has grown primarily by designing, developing, operating and managing its Outlook Pointe(R) signature series assisted living facilities and through acquisitions. The following table summarizes the Company's operating facilities at March 31, 2002 and 2001 (excluding transferred operations).

                                                                    MARCH 31,
                                       -------------------------------------------------------------------
                                                     2002                               2001
                                       --------------------------------   --------------------------------
                                       OWNED   LEASED   MANAGED   TOTAL   OWNED   LEASED   MANAGED   TOTAL
                                       -----   ------   -------   -----   -----   ------   -------   -----
Developed Assisted Living
  Facilities.........................   15       16        6       37      12        3       21       36
Acquired Assisted Living
  Facilities.........................    5        8       --       13       5        8       --       13
Skilled Nursing Facilities...........   --        3       --        3      --        3       --        3
                                        --       --       --       --      --       --       --       --
                                        20       27        6       53      17       14       21       52
                                        ==       ==       ==       ==      ==       ==       ==       ==

     As of March 31, 2002, the Company owned, leased or managed 50 assisted living communities and three skilled nursing facilities. The Company's operations are located in Pennsylvania, Arkansas, Virginia, Ohio, North Carolina, Tennessee, West Virginia, and Indiana. These operating facilities have a capacity for 3,461 assisted living residents, 169 skilled nursing patients and 57 independent living residents.

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

  RECENT DEVELOPMENTS

  Change in Management

     On November 19, 2001, Brad E. Hollinger, Chairman, President and Chief Executive Officer of the Company, as well as David L. Goldsmith and Edward R. Stolman, members of the Board of Directors, resigned their positions with the Company. On December 22, 2001, Clint Fegan, the Company's Chief Financial Officer, resigned his position. Gary Goodman was appointed Chairman of the Board of Directors of the Company. Mr. Goodman also serves as Executive Vice President of International Property Corporation and affiliates. Richard D. Richardson, President of CPL Management LLC, is serving as interim Chief Executive Officer of the Company. Mr. Richardson served as Chairman, Chief Executive Officer and President of Renaissance Healthcare Corporation ("Renaissance") from 1989 to 1999. Renaissance owned or

                   BALANCED CARE CORPORATION AND SUBSIDIARIES managed nursing homes in several states on the East Coast. Prior to founding Renaissance, Mr. Richardson held various accounting titles in publicly held companies, including Chief Financial Officer.

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

  Health Care REIT Master Lease Agreement

     On December 21, 2001, the Company, IPC Advisors S.a.r.l. ("IPC") and Health Care REIT, Inc. (together with its affiliates, "HCN"), entered into a Master Lease Offer (the "Master Lease Offer"), under which the Company and HCN agreed to resolve certain pending litigation (the "Pending Litigation") against the Company that resulted from the Company's failure to perform its obligations under existing lease and loan documents with HCN (the "Defaults"), subject to the negotiation of final documentation that has now been completed. In accordance with the Master Lease Offer, (i) the Company, IPC and HCN entered into a Settlement Agreement and a Release Agreement, each dated January 31, 2002, which provide for the mutual release of liability in connection with the Defaults and for dismissal of the Pending Litigation, (ii) the Company entered into a Master Lease with HCN (the "Master Lease Agreement") relating to the Company's five facilities located in Lebanon, Loyalsock, Bloomsburg and Saxonburg, PA and Sagamore Hills, OH effective January 1, 2002, (iii) the Company agreed to pay $2,000,000 to HCN ($250,000 in cash, $1.5 million pursuant to a note (the $1,500,000 Note") that provides for a discounted payoff if the note is paid in full prior to April 1, 2006, and $250,000 in cash over the next 12 months), (iv) IPC purchased from HCN for $5.0 million certain promissory notes of the Company that provided working capital for the facilities leased from HCN having an aggregate outstanding principal balance (including accrued interest) of $6.4 million (the "Debt"), (v) the Company transferred the operations of its Merrillville, IN and Westerville, OH facilities to a third party operator designated by HCN effective January 9, 2002 and (vi) the Company transferred the operations of its Morristown and Oak Ridge, TN facilities to a third party operator designated by HCN effective January 31, 2002. The aggregate annual lease obligation for these four properties was approximately $2,030,000.

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

     IPC has agreed to allow the Company to accrue interest on the Debt at an annual rate of 12%, which amount will be added to principal. Certain of the promissory notes constituting the Debt originally bore interest at an annual rate of 14% and default rates in excess of such amount up to 18.5%. The Debt (except for that certain promissory note in the original principal amount of $1 million (the "$1,000,000 Note")), matures

                   BALANCED CARE CORPORATION AND SUBSIDIARIES on the earlier to occur of (i) November 1, 2008 and (ii) the date on which the fee simple interest to the facilities is acquired from HCN under the purchase options. The $1,000,000 Note matures on October 1, 2008.

  Meditrust Option Agreement and Master Lease

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

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     The Company has satisfied the conditions set forth in clauses (i) through
(iii) above. The Stock Transfers were consummated on February 28, 2002. The Mergers and the Master Facility Lease Agreement were consummated on March 14, 2002.

     As noted above, the Option Agreement contains certain Releases and Covenants-Not-To-Sue:

     - IPC/BCC Release and Covenant Not-To-Sue -- In general, each of the Meditrust Parties (as defined in the Option Agreement) released the Released IPC/BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) that certain Promissory Note (as defined in the Option Agreement), (ii) that certain Option Agreement dated December 30, 1999, as amended, among the Company, IPC and New Meditrust Company, LLC (the "1999 Option Agreement"), and
       (iii) that certain lawsuit styled La Quinta TRS II, Inc. v. Balanced Care Corporation, et al., in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts at Civil Action No. 01-2810C (the "Pending Litigation").

     - BCC Release and Covenant-Not-To-Sue -- In general, Meditrust released the Released BCC Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to certain Existing Defaults (as defined in the Option Agreement), including without limitation, the Company's failure to (i) pay past due rent under the Existing Leases as more specifically set forth on Exhibit G to the Option Agreement, (ii) pay rent as the same comes due under the Existing Leases, and if applicable, the Master Lease, during the term of the Option, (iii) pay other payment obligations, and (iv) comply with certain financial and operational covenants.

     - Meditrust Release and Covenant-Not-To-Sue -- In general, the IPC/BCC Parties (as defined in the Option Agreement) released the Released Meditrust Parties (as defined in the Option Agreement) from, and agreed not to commence or otherwise participate in any suit or other proceeding pertaining to, any claims relating to (i) the Promissory Note, (ii) the 1999 Option Agreement, (iii) the Existing Lease Documents (as defined in the Option Agreement), (iv) the Leased Property, (v) the Existing Indebtedness (as defined in the Option Agreement), and (vi) the Pending Litigation.

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

     In consideration for IPC's payment of the Option Payment and the other benefits conferred upon the Company under the Option Agreement, the Company agreed to pay to IPC interest on the Option Payment during the Option Period in an amount equal to 10% per annum.

     As a result of the IPC/BCC Release and the BCC Release noted above, the Company recorded a non-cash contribution to additional paid-in capital of $11,666,000.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

  Ocwen Facility Acquisition

     On April 8, 2002, the Company and certain of its subsidiaries, as purchasers (collectively, the "Purchasers"), entered into an Agreement of Purchase and Sale dated as of March 31, 2002 (the "Purchase Agreement"), with Centerville ALF, Inc., Medina ALF, Inc., and Shippensburg ALF, Inc., as sellers (collectively, the "Sellers"), and Ocwen Financial Corporation, an affiliate of Sellers ("Lender"). Pursuant to the Purchase Agreement, Purchasers acquired all of Sellers' right, title and interest in and to three healthcare facilities located in Centerville, Ohio, Medina, Ohio and Shippensburg, Pennsylvania (collectively, the "Facilities"). The purchase price for the Facilities was $14,184,000 (the "Purchase Price"). The Purchase Price was paid by Purchasers to Sellers as follows: (i) $5,030,000 in cash and (ii) $9,153,000 pursuant to a Term Note (as discussed below). The cash portion of the Purchase Price was funded with additional borrowings under the VXM Loan.

     The Term Note is a promissory note in the original principal amount of $9,153,000 made in favor of Lender by Balanced Care Realty (OFC), Inc., a wholly owned subsidiary of the Company and affiliate of Purchasers ("Borrower"). The Term Note was issued pursuant to a Term Loan Agreement dated as of March 31, 2002 (the "Term Loan Agreement") among Lender, the Company, Borrower and certain other subsidiaries of the Company. Interest on the Term Note is 8% per annum. Interest only is due and payable monthly in arrears. All principal and accrued interest is due and payable in full on September 30, 2003 (the "Initial Due Date"), unless Borrower elects the Extension (as defined in the Term Loan Agreement), which would extend the Initial Due Date until March 31, 2005 (the "Extended Due Date") (subject to satisfaction of certain conditions precedent, including (i) a written request from Borrower, (ii) a principal payment from Borrower in the amount of $1,000,000 and (iii) a fee from Borrower in the amount of $90,160). Under certain circumstances, Borrower may be required to pay Additional Payments (as defined in the Term Loan Agreement) to Ocwen, as more specifically set forth in the Term Loan Agreement and the Term Note. Subject to the provisions of the Term Loan Agreement, the Term Note may be prepaid at any time, in whole or in part. The maturity date of the Term Note is referred to herein as the "Term Note Maturity Date". The Term Note is secured by the Collateral and the Security Documents (as such terms are defined in the Term Loan Agreement), including, without limitation, (i) a first priority mortgage in favor of Lender encumbering each of the Facilities (the "Mortgage"), (ii) an unconditional guaranty agreement issued by the Company in favor of Lender and
(iii) an unconditional guaranty agreement issued by LMR Holdings Limited ("LMR") in favor of Lender (the "LMR Guaranty"). The LMR Guaranty is limited to the principal amount evidenced by the Term Note and interest thereon and also includes, generally, (i) amounts owed for real estate taxes, (ii) insurance premiums and (iii) amounts expended by Lender for repairs, improvements, maintenance and upkeep of the Facilities. The beneficiaries (or beneficial owners) of the shareholders of LMR are also beneficiaries (or beneficial owners) of the shareholders of the Company. As consideration for the LMR Guaranty, the Company agreed to (i) reimburse LMR on demand for any amounts paid or incurred by LMR in connection with the LMR Guaranty and (ii) indemnify LMR for any liabilities arising in connection with the LMR Guaranty pursuant to a Reimbursement Agreement dated as of March 25, 2002.

     In addition to the Term Note, the Borrower also issued a promissory note in favor of Sellers in the original principal amount of $3,449,000 (the "Deferred Purchase Price Note"). Interest on the Deferred Purchase Price Note is 16% per annum. No interest payments are due unless and until the occurrence of an Event of Default (as defined in the Term Loan Agreement). All principal and accrued interest is due and payable on the Term Note Maturity Date; provided, however, in the event (i) the Term Note is paid in full, whether on the Initial Due Date, the Extended Due Date or by prepayment and (ii) an Event of Default (as defined in the Term Loan Agreement), which constitutes a monetary default or breach of any payment obligation, has not occurred and is continuing, then the entire outstanding principal and any accrued interest under the Deferred Purchase Price Note shall be forgiven. The Deferred Purchase Price Note is secured by a mortgage encumbering each of the Facilities (the "Subordinate Mortgage"), which is subordinate to the Mortgage securing the Term Note.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     The Company also issued a promissory note in favor of Sellers in the original principal amount of $963,000 (the "BCC Note"). Interest on the BCC Note is 2.66% per annum. No interest payments are due unless and until the occurrence of an Event of Default (as defined in the Term Loan Agreement). All principal and accrued interest is due and payable on the Term Note Maturity Date; provided, however, in the event (i) the Term Note is paid in full, whether on the Initial Due Date, the Extended Due Date or by prepayment and (ii) an Event of Default (as defined in the Term Loan Agreement), which constitutes a monetary default or breach of any payment obligation, has not occurred and is continuing, then the entire outstanding principal and any accrued interest under the BCC Note shall be forgiven. The BCC Note is also secured by the Subordinate Mortgage. The Term Note, the Deferred Purchase Price Note and the BCC Note are cross-defaulted.

     In connection with the Purchase Agreement and the Term Loan Agreement, Lender, Sellers, the Company and certain other subsidiaries of the Company entered into a Settlement Agreement and Release dated as of March 31, 2002 (the "Settlement Agreement") to resolve that certain lawsuit styled Centerville ALF, Inc., et al. v. Balanced Care Corporation, Case No. C3 01-233, filed in the United States District Court, Southern District of Ohio, Western Division, by Seller against the Company for past due rent owed Sellers (the "Litigation"). Subject to the provisions of the Settlement Agreement, Sellers agreed to file a Notice of Dismissal with Prejudice (the "Notice") with respect to the Litigation to dismiss all claims against the Company with prejudice. Subject to the provisions of the Settlement Agreement, the parties also agreed to mutually release each other from all claims arising out of the Litigation. Under certain circumstances as more specifically set forth in the Settlement Agreement, if the transactions contemplated by the Purchase Agreement, the Term Loan Agreement, the Settlement Agreement or any of the other documents executed in connection therewith (collectively, the "Transaction Documents") are ever set aside, rescinded, voided or unwound in whole (but not in part), then (i) Sellers shall return the $5,030,000 cash portion of the Purchase Price to the Company, (ii) the Company shall ensure that Borrower re-conveys the Facilities to Sellers,
(iii) the Term Note, the Deferred Purchase Price Note and the BCC Note shall be marked cancelled and returned to the makers, (iv) Lender shall release and terminate the Security Documents (as defined in the Term Loan Agreement), (v) the parties shall take whatever other action is required in order to place all affected parties in substantially the same position as such parties occupied prior to the execution and delivery of the Transaction Documents, (vi) the releases contained in the Settlement Agreement shall be void ab initio, and shall be of no force and effect and (vii) Lender and Sellers shall have the right to bring any action or claim against the Company or any other party in connection with the subject matter of the Litigation.

     Also in connection with the Purchase Agreement and the Term Loan Agreement, Lender, Sellers, the Company and certain other parties entered into those certain Agreements for Termination of Lease Documents and Mutual Releases dated as of March 31, 2002 (collectively, the "Termination Agreements"). Under the Termination Agreements and subject to the provisions of the Settlement Agreement, the parties agreed to terminate all of the Lease Documents (as defined in the Termination Agreements) with respect to the Facilities; provided, however, the Termination Agreements will not effect, limit, modify or release any party from any obligation or operate as a waiver of any rights of any party under or pursuant to any other provisions of the Lease Documents which, by their express terms, survive the termination of such Lease Documents (other than in connection with the Terminated Rent Obligations (as defined in the Termination Agreements)). Further, under the Termination Agreements and subject to the provisions of the Settlement Agreement, the parties agreed to mutually release each other from all claims arising under the Lease Documents. Notwithstanding the foregoing, the Company agreed to defend, indemnify and hold harmless Lender and Sellers from and against any and all liens, claims, costs, losses, expenses, damages, actions and causes of action for which the affiliates of the Company were responsible under the Lease Documents and which accrued on or before March 31, 2002 (other than in connection with the Terminated Rent Obligations (as defined in the Termination Agreements)).

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

  Restructuring

     In December 2000, the Company commenced negotiations with its landlords and lenders to restructure certain lease and loan obligations due to the failure by the Company, its subsidiaries, third party lessees and/or their respective affiliates to (i) pay rent, (ii) re-pay certain working capital and other loans, and (iii) comply with certain financial and operational covenants. The foregoing constituted events of defaults and entitled the landlords and lenders to enforce certain rights and remedies, including termination of the leases and/or acceleration of the underlying obligations.

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

     As a consequence, on November 15, 2000, Meditrust exercised its right to apply $1,472,000 of cash collateral (including interest thereon through November 13, 2000) toward the outstanding obligations under (i) certain working capital notes in the aggregate principal amount of $9,412,000 made by third parties in favor of Meditrust, which were guaranteed by the Company and (ii) a promissory note in the original principal amount of $7,811,000 made by the Company and IPC in favor of New Meditrust Corporation, as assigned to La Quinta on March 28, 2001. On June 20, 2001, La Quinta commenced the Pending Litigation against the Company and IPC.

     On February 6, 2002, Meditrust, the Company, IPC and others entered into the Option Agreement and resolved all of the foregoing defaults and agreed to dismiss the Pending Litigation. In accordance with the Option Agreement, on March 14, 2002, Meditrust, as lessor, and Balanced Care Tenant (MT), Inc., a wholly-

                   BALANCED CARE CORPORATION AND SUBSIDIARIES owned subsidiary of the Company, as tenant, entered into a Master Facility Lease Agreement. The Master Facility Lease Agreement amends, restates and consolidates 12 existing Facility Lease Agreements for facilities that are operated and managed by the Company's subsidiaries. The Master Facility Lease Agreement has a five-year term with no renewals. The tenant was granted a rent waiver until August 5, 2002. The tenant has the option under the Master Facility Lease Agreement to acquire the 12 facilities at the end of the term for fair market value. The obligations under the Master Facility Lease Agreement are guaranteed by the Company (see "Recent Developments").

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

     OCWEN (3 FACILITIES)

     Effective as of March 31, 2002, Balanced Care Realty (OFC), Inc., a wholly-owned subsidiary of the Company, acquired from certain affiliates of Ocwen Financial Corporation, all right, title and interest in and to three health care facilities located in Centerville, Ohio, Medina, Ohio and Shippensburg, PA for a purchase price of $14,183,000. In addition, Balanced Care Realty (OFC), Inc. also issued a promissory note in favor of certain Ocwen affiliates in the original principal amount of $3,449,000 (the "Deferred Purchase Price Note"). Also, the Company issued a promissory note in favor of Ocwen in the original principal amount of $963,000

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

(the "BCC Note"). The Deferred Purchase Price Note and the BCC Note will be forgiven so long as certain conditions of the Term Note are met. (see "Recent Developments").

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

     Through March 31, 2002, the Company has reached restructuring agreements with lenders and landlords. Although the Company believes it will complete a recapitalization plan and will be able to enter into an agreement with IPC or its affiliates to obtain capital, there can be no assurance that the Company will be able to do so until such time as the applicable parties have entered into definitive agreements and applicable conditions to closing have been satisfied or waived. Continuation of the Company's business is dependent on the Company's ability to successfully complete the financial recapitalization plan and, ultimately, to achieve profitable future operations.

TERMINATION OF LEASES

     See " 'Recent Developments' and 'Restructuring' ".

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

     The Company increased its borrowings under a loan agreement dated April 4, 2001 among the Company, HR, RH, and VXM (the "VXM Loan"). Borrowings for the fiscal year to date total $13,722,000 bringing the total outstanding principal balance at May 8, 2002 to $42,826,000. The VXM Loan is secured by the pledge of stock of certain of the Company's subsidiaries. The VXM Loan is subordinated to the Heller Loan. The Company is currently in technical default of the VXM Loan, which is cross-defaulted with the Heller Loan. At this time, the Company has not received a default notice from HR, RH, and VXM; however, there can be no assurance that the lenders will not take action to enforce their rights and remedies under the VXM Loan.

     See also "Recent Developments".

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

OPERATING AND CENSUS TRENDS

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated for the Company's 53 owned, leased or managed facilities at March 31, 2002 and the Company's 53 owned, leased, and managed facilities at March 31, 2001 (excluding the Company's transferred operations):

                                               MARCH 31, 2002                    MARCH 31, 2001
                                       -------------------------------   -------------------------------
                                          STABLE       STABLE    TOTAL      STABLE       STABLE    TOTAL
                                       FACILITIES(1)   BEDS(1)   BEDS    FACILITIES(1)   BEDS(1)   BEDS
                                       -------------   -------   -----   -------------   -------   -----
End of Period Capacity:
  Owned..............................       20          1,308    1,308        17          1,052    1,052
  Leased.............................       25          1,727    1,949        14            897      995
  Managed............................        6            430      430        17          1,149    1,547
                                            --          -----    -----        --          -----    -----
Total................................       51          3,465    3,687        48          3,098    3,594
                                            ==          =====    =====        ==          =====    =====
End of Period Occupancy:
  Owned..............................                      82%      82%                      94%      94%
  Leased.............................                      80%      78%                      92%      89%
  Managed............................                      82%      82%                      79%      69%
                                                        -----    -----                    -----    -----
Total................................                      81%      80%                      88%      82%
                                                        =====    =====                    =====    =====

---------------

(1) Includes communities or expansions thereof that have (i) achieved 90% occupancy or (ii) have been opened at least 15 months for a 75 bed or less communities; 18 months for a 75 to 100 bed communities; and 24 months for a 100+ bed communities; or (iii) were acquired as mature properties. The above data does not include divested communities.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data as a percentage of total revenue:

                                                               NINE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Statement of Operations Data:
Resident services...........................................   81.2%   82.1%
Patient services............................................   17.5    16.4
Other revenues..............................................    1.3     1.5
                                                              -----   -----
Total revenue...............................................  100.0%  100.0%
                                                              -----   -----
Operating expenses:
  Facility operating expenses...............................   75.4    74.7
  General and administrative expenses.......................   14.1    18.2
  Lease expense.............................................   17.4    19.5
  Depreciation and amortization.............................    8.7     9.7
  Provision for losses under shortfall funding agreements...    3.5    12.8
  Loss on impairment of long-lived assets...................    4.7     2.7
  Loss on settlement of contract litigation.................    2.0      --
  Loss on financial restructuring...........................   13.8    15.3
                                                              -----   -----
Total operating expenses....................................  139.5%  152.9%
                                                              -----   -----
Loss from operations........................................  (39.5)  (52.9)
Other income (expense)......................................  (17.4)  (13.0)
                                                              -----   -----
Net loss....................................................  (56.9)% (65.9)%
                                                              =====   =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Total Revenue. Total revenue for the three months ended March 31, 2002 increased by $1,055,000 to $14,591,000 compared to $13,536,000 for the three months ended March 31, 2001. The increase primarily resulted from revenue of $1,774,000 from SPE and other operations acquired during fiscal year 2002 and 2001 and was partially offset by decreased revenue of $590,000 relating to transferred operations. Resident services comprised 81% of total revenues for the three months ended March 31, 2002 and 2001.

     Operating Expenses. Total operating expenses decreased by 1,008,000 to $20,100,000 for the three months ended March 31, 2002 from $21,108,000 for the three months ended March 31, 2001. This decrease was the result of (i) a decrease in the provision for losses under shortfall fundings of $1,655,000,
(ii) decreased loss on financial restructuring of $1,118,000, (iii) a decrease of $968,000 from transferred operations, and (iv) decreased general and administrative expenses of $814,000. This decrease was partially offset by (i) an increase of $1,786,000 for SPE facilities acquired in fiscal year 2002 and 2001, (ii) an increase of $833,000 on the loss on impairment of long-lived assets, and (iii) an increase in lease expense of $279,000.

     Facility operating expenses for the three months ended March 31, 2002 increased by $1,581,000 to $11,520,000 from $9,939,000 for three months ended March 31, 2001. This increase was a result of (i) an increase of $1,338,000 from SPE facilities acquired in fiscal year 2002 and 2001, (ii) an increase in real estate taxes of $400,000, and (iii) an increase in bad debt expense of $230,000. These increases were partially offset by a decrease of $542,000 for transferred operations.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

     General and administrative expenses decreased by $814,000 to $1,712,000 for the three months ended March 31, 2002 from $2,526,000 for three months ended March 31, 2001. The decrease was primarily a result of reduction in corporate staffing.

     Lease expense increased by $279,000 to $2,528,000 for the three months ended March 31, 2002 from $2,249,000 for the three months ended March 31, 2001. This increase was primarily a result of increased lease expense from SPE facilities acquired in fiscal year 2002 and 2001 and was partially offset by decreased lease expense from transferred operations.

     Depreciation and amortization decreased by $238,000 to $1,141,000 for the three months ended March 31, 2002 from $1,379,000 for the three months ended March 31, 2001. This decrease resulted from transferred operations and assets impaired in the fourth quarter of fiscal year 2001.

     The provision for losses under shortfall funding agreements was $1,655,000 for the three months ended March 31, 2001. No provision for losses under shortfall funding agreements was reported for the same period in the current fiscal year. The decrease is primarily the result of (i) reduction in losses relating to transferred operations, which were in the ramp-up stage in the prior year comparative quarter; and (ii) overall improvement in operating performance. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital Resources -- Operations."

     The loss on impairment of long-lived assets increased by $833,000 to $2,000,000 for the three months ended March 31, 2002 from $1,167,000 for the three months ended March 31, 2001.

     The loss on settlement of contract litigation was $124,000 for the three months ended March 31, 2002. No loss on settlement of contract litigation was included for the same period in the prior fiscal year.

     The loss on financial restructuring, which includes costs incurred in connection with financing efforts and rent restructuring, decreased by $1,118,000 to $1,075,000 for the three months ended March 31, 2002 from $2,193,000 for the three months ended March 31, 2001.

     Other Income (Expense). Interest and other income for the three months ended March 31, 2002 increased by $65,000 to $120,000 from $55,000 for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 increased by $287,000 to $2,415,000 from $2,128,000 for the three months ended March 31, 2001. The increase was primarily due to the additional accrued interest for increased borrowings under the VXM Loan.

     Net Loss. The Company's net loss of $7,804,000 for the three months ended March 31, 2002 decreased by $1,841,000 from a net loss of $9,648,000 for the three months ended March 31, 2001. This decrease resulted primarily from (i) a decrease in the provision for losses under shortfall funding agreements of $1,655,000, (ii) increased operating revenue of $1,055,000, (iii) decreased loss on financial restructuring of $1,118,000, and (iv) decreased general and administrative expenses of $814,000. This decrease was partially offset by (i) an increase in facility operating expenses of $1,581,000, (ii) increased loss on impairment of long-lived assets of $833,000, and (iii) an increase in lease expense of $279,000.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2001

     Total Revenue. Total revenue for the nine months ended March 31, 2002 decreased by $446,000 to $42,580,000 compared to $43,026,000 for the nine months ended March 31, 2001. The decrease resulted primarily from a decrease in revenue of $5,563,000 relating to transferred operations and was partially offset by increased revenue of $5,165,000 from SPE and other operations acquired during fiscal year 2002 and 2001.

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

Resident services comprised 81% and 82% of total revenues for the nine months ended March 31, 2002 and 2001, respectively.

     Operating Expenses. Total operating expenses decreased by $6,389,000 to $59,409,000 for the nine months ended March 31, 2002 from $65,798,000 for the nine months ended March 31, 2001. This decrease was the result of (i) a decrease of $7,723,000 from transferred operations, (ii) a decrease in the provision for losses under shortfall fundings of $4,032,000, (iii) decreased general and administrative expenses of $1,819,000, (iv) decreased lease expense of $996,000, and (v) decreased loss on financial restructuring of $706,000. These decreases were partially offset by (i) an increase of $6,932,000 for SPE facilities acquired in fiscal year 2002 and 2001, (ii) increased loss on impairment of long-lived assets of $833,000, and (iii) a loss on settlement of contract litigation of $838,000.

     Facility operating expenses for the nine months ended March 31, 2002 decreased by $31,000 to $32,115,000 from $32,146,000 for the nine months ended March 31, 2001. This decrease was primarily the net result of a decrease of $4,659,000 for transferred operations, an increase in bad debt expense of $730,000, and an increase of $3,713,000 from SPE facilities acquired in fiscal year 2002 and 2001.

     General and administrative expenses decreased by $1,819,000 to $5,990,000 for the nine months ended March 31, 2002 from $7,809,000 for the nine months ended March 31, 2001. The decrease was primarily a result of reduction in corporate staffing.

     Lease expense decreased by $996,000 to $7,414,000 for the nine months ended March 31, 2002 from $8,410,000 for the nine months ended March 31, 2001. This decrease was primarily a result of decreased lease expense from transferred operations and was partially offset by increased lease expense from SPE facilities acquired in fiscal year 2002 and 2001.

     Depreciation and amortization decreased by $476,000 to $3,690,000 for the nine months ended March 31, 2002 from $4,166,000 for the nine months ended March 31, 2001 as a result of transferred operations and assets impaired in the fourth quarter of fiscal year 2001.

     The provision for losses under shortfall funding agreements decreased by $4,032,000 to $1,487,000 for the nine months ended March 31, 2002 from $5,519,000 for the nine months ended March 31, 2001. The decrease is primarily the result of (i) reduction in losses relating to transferred operations, which were in the ramp-up stage in the prior year comparative quarter; and (ii) overall improvement in operating performance. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach. Information concerning the provision for losses under shortfall funding agreements is discussed below under "Liquidity and Capital
Resources -- Operations."

     The loss on impairment of long-lived assets increased by $833,000 to $2,000,000 for the nine months ended March 31, 2002 from $1,167,000 for the nine months ended March 31, 2001.

     The loss on settlement of contract litigation was $838,000 for the nine months ended March 31, 2002. No loss on settlement of contract litigation was included for the same period in the prior fiscal year.

     The loss on financial restructuring, which includes costs incurred in connection with financing efforts and rent restructuring, decreased by $706,000 to $5,875,000 for the nine months ended March 31, 2002 from $6,581,000 for the nine months ended March 31, 2001.

     Other Income (Expense). Interest and other income for the nine months ended March 31, 2002 increased by $46,000 to $337,000 from $291,000 for the nine months ended March 31, 2001. Interest expense for the nine months ended March 31, 2002 increased by $1,859,000 to $7,737,000 from $5,878,000 for the nine months ended March 31, 2001. This was primarily due to the additional accrued interest for increased borrowings under the VXM Loan due to increased borrowing. Net Loss. The Company's net loss of $24,229,000 for the nine months ended March 31, 2002 decreased by $4,133,000 from a net loss of

                   BALANCED CARE CORPORATION AND SUBSIDIARIES

$28,362,000 for the nine months ended March 31, 2001. This decrease resulted primarily from (i) a decrease in the provision for losses under shortfall funding agreements of $4,032,000, (ii) decreased general and administrative expenses of $1,819,000, (iii) decrease lease expense of $996,000, and (iv) decreased loss on financial restructuring of $706,000. This decrease was partially offset by (i) an increase in interest expense of $1,859,000, (ii) a loss on settlement of contract litigation of $838,000, and (iii) increased loss on impairment of long-lived assets of $833,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's announcement in 1999 that it was curtailing development activities and focusing on operations, the Company has entered into various financing and capital transactions to access liquidity in order to provide the funds to support operations.

RESTRUCTURING

     See "Restructuring".

RECAPITALIZATION PLAN

     See "Recapitalization Plan".

OTHER FINANCING TRANSACTIONS

     See "Other Financing".

OPERATIONS

     At March 31, 2002, the Company had opened 37 of its Outlook Pointe(R) signature series assisted living facilities and operated and managed a total of 53 assisted and skilled nursing facilities (excluding transferred operations.) The Company has concluded its initial round of development activity initiated four years ago.

     The Company's development projects generally involved entering into development agreements with third party owners, which are typically REIT's (each, an "Owner"). A third party special purpose entity ("SPE") Operator/Lessee leases the assisted living facility from the Owner when construction has been completed and provides funding for the working capital during the initial occupancy period. The Company manages the assisted living facility pursuant to a management agreement for a term of two to nine years. The foregoing is an off-balance sheet financing structure. The Company reports its losses under these shortfall-funding agreements using the modified equity accounting approach.

     For development projects utilizing the off-balance sheet structure, the Company has the option to purchase the equity or assets of the Operator/Lessee at a purchase price based on a formula set forth in an Option Agreement and a Shortfall Funding Agreement, respectively. As consideration for the option, which is exercisable by the Company at any time during the term of the Option Agreement, the Company pays option payments to the equity owner of the SPE (the "Equity Owner"). Without the Owner's prior consent, the Equity Owner may not sell the equity or assets of the SPE to any third party other than the Company. The Company has closed 36 development projects for which the Company holds or held the foregoing type of option (excluding the transferred operations). As of March 31, 2002, the Company has exercised its option to purchase 30 SPE's financed under the SPE structure for a total purchase price of approximately $23.8 million, of which $7.8 million was paid in cash and $15.5 million was financed by increasing the existing facility lease

                   BALANCED CARE CORPORATION AND SUBSIDIARIES bases. The Company continues to manage 6 properties under the SPE structure. Management has received written or oral agreements with the remaining SPE owners to purchase the operations of these SPE entities in conjunction with its rent restructuring.

     Many of the facilities operated or managed by the Company are leased under long-term operating leases. The lease documents with certain lessors contain certain covenants and other restrictions which, unless waived in writing by the lessors, (i) require the Company, on a consolidated basis, to meet certain financial and operational covenants, (ii) require the Company and/or the tenants to maintain certain escrow funds, (iii) limit, among other things, the ability of the Company certain of its subsidiaries and/or the tenants to borrow additional funds, encumber assets, dispose of assets or engage in mergers or other business combinations, (iv) cross-default certain of the Company's other obligations, and (v) prohibit the Company and/or the tenants from operating competing facilities within a designated radius of existing facilities. The Company is not in compliance with certain financial and operational covenants at March 31, 2002 under its leases with two of its landlords. Management is negotiating revised covenants in conjunction with rent restructuring (see "Restructuring").

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

     The Company's lease obligations for the next twelve months aggregate approximately $17,000,000. The Company's operations do not generate sufficient cash flow to meet current or future rent obligations under the Company's existing leases. However, the operations do generate sufficient cash flow to cover facility operating and general and administrative expenses. Cash flows remaining after meeting the foregoing expenses and the borrowings under the VXM loan are used to make interest payments to the Company's lenders and rent payments to the Company's landlords. In order to complete its restructuring plan, the Company is continuing to negotiate purchase options with its remaining landlord and covenant relief where needed (refer also to "Recent Developments" and "Restructuring"). The inability of the Company to obtain a significant source of funding would have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unable to obtain a significant financing source, the Company might ultimately need to seek protection under applicable insolvency laws; however, the Company is not pursuing this alternative at this time. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to restructure the terms of its debt and lease obligations, the Company's ability to generate sufficient cash from operations and obtain a significant source of funding.

OPERATING ACTIVITIES

     Cash used by operations decreased by $5,519,000 to $10,671,000 for the nine months ended March 31, 2002 from cash used by operations of $16,190,000 for the nine months ended March 31, 2001. The decrease in cash used was the result of improved operating performance, thereby reducing the operating loss and shortfall funding expense, and a net reduction in the cash used for receivables and payables.

INVESTING AND FINANCING ACTIVITIES

     Cash used for investing activities was $11,884,000 for the nine months ended March 31, 2002 as compared to cash used for investing activities of $7,176,000 for the nine months ended March 31, 2001. Cash provided by financing activities increased by $5,062,000 to $24,679,000 for the nine months ended March 31, 2002 from $19,617,000 for the nine months ended March 31, 2001. Increases in cash used for investing

                   BALANCED CARE CORPORATION AND SUBSIDIARIES activities resulted primarily from the purchase of property and equipment Increases in financing activities resulted from the decreased payment on debt.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any securities subject to market risk as of, or during, the nine months ended March 31, 2002.

                          PART II -- OTHER INFORMATION

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 'Recent Developments' and 'Restructuring' ".

ITEM 5:  OTHER INFORMATION

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- for an update on the Company's financial activities.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1      --    Promissory Note dated as of December 21, 2001 made by
                Balanced Care Corporation in favor of Health Care REIT, Inc.
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.2      --    Master Lease Agreement dated as of January 1, 2002 among
                Pennsylvania BCC Properties, Inc., HCN BCC Holdings, Inc.
                and Balanced Care Tenant (HCN), Inc. (incorporated by
                reference to Exhibit 10.2 to the Company's Current Report on
                Form 8-K dated December 21, 2001 (No. 001-13845))
10.3      --    Unconditional and Continuing Guaranty Agreement dated as of
                January 1, 2002 by Balanced Care Corporation, Balanced Care
                at Lebanon, Inc., Financial Care Investors of Lebanon, LLC,
                Balanced Care at Loyalsock, Inc., Financial Care Investors
                of Loyalsock, LLC, Balanced Care at Sagamore Hills, Inc.,
                Financial Care Investors of Sagamore Hills, LLC, Balanced
                Care at Saxonburg, Inc. and Balanced Care at Bloomsburg II,
                Inc., in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (incorporated by reference to Exhibit
                10.3 to the Company's Current Report on Form 8-K dated
                December 21, 2001 (No. 001-13845))
10.4      --    Settlement Agreement dated as of January 31, 2002 among
                Health Care REIT, Inc., Pennsylvania BCC Properties, Inc.,
                HCN BCC Holdings, Inc., HCRI Indiana Properties, LLC,
                Financial Care Investors of Lebanon, LLC, Financial Care
                Investors of Loyalsock, LLC, Financial Care Investors of
                Morristown, LLC, Financial Care Investors of Oak Ridge, LLC,
                Financial Care Investors of Sagamore Hills, LLC, Financial
                Care Investors of Westerville, LLC, Balanced Care at
                Saxonburg, Inc., Balanced Care at Bloomsburg II, Inc.,
                Balanced Care at Merrillville, Inc., Balanced Care at
                Lebanon, Inc., Balanced Care at Loyalsock, Inc., Balanced
                Care at Morristown, Inc., Balanced Care at Oak Ridge, Inc.,
                Balanced Care at Sagamore Hills, Inc., Balanced Care at
                Westerville, Inc., BCC Development and Management Co.,
                Balanced Care Corporation and IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.5      --    Release Agreement dated as of January 31, 2002 among Health
                Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
                Holdings, Inc., HCRI Indiana Properties, LLC, Financial Care
                Investors of Lebanon, LLC, Financial Care Investors of
                Loyalsock, LLC, Financial Care Investors of Morristown, LLC,
                Financial Care Investors of Oak Ridge, LLC, Financial Care
                Investors of Sagamore Hills, LLC, Financial Care Investors
                of Westerville, LLC, Balanced Care at Saxonburg, Inc.,
                Balanced Care at Bloomsburg II, Inc., Balanced Care at
                Merrillville, Inc., Balanced Care at Lebanon, Inc., Balanced
                Care at Loyalsock, Inc., Balanced Care at Morristown, Inc.,
                Balanced Care at Oak Ridge, Inc., Balanced Care at Sagamore
                Hills, Inc., Balanced Care at Westerville, Inc., BCC
                Development and Management Co., Balanced Care Corporation
                and IPC Advisors S.a.r.l. (incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated December 21, 2001 (No. 001-13845))
10.6      --    Assignment Agreement dated as of January 1, 2002 by Balanced
                Care Tenant (HCN), Inc. in favor of IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.7      --    Leasehold Mortgage dated January 1, 2002 by Balanced Care
                Tenant (HCN), Inc. in favor of Health Care REIT, Inc. (filed herewith)
10.8      --    Form of Collateral Assignment of Management Agreement dated as of January 1, 2002 made by Balanced Care Tenant (HCN),
                Inc. in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (filed herewith)
10.9      --    Schedule to Form of Collateral Assignment of Management
                Agreement dated as of January 1, 2002 made by Balanced Care
                Tenant (HCN), Inc. in favor of Pennsylvania BCC Properties,
                Inc. and HCN BCC Holdings, Inc. (filed herewith)
10.10     --    Form of Management Agreement dated as of January 1, 2002
                (filed herewith)
10.11     --    Schedule to Form of Management Agreement dated as of January
                1, 2002 (filed herewith)
10.12     --    Option, Settlement and Release Agreement dated as of
                February 6, 2002 among IPC Advisors S.a.r.l., Balanced Care
                Corporation, Balanced Care at Stafford, Inc., BCC
                Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc., Meditrust Acquisition Company II LLC
                and La Quinta TRS II, Inc. (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated February 6, 2002 (No. 001-13845))
10.13     --    Master Facility Lease Agreement dated as of March 14, 2002 among Meditrust Acquisition Corporation II LLC and Balanced
                Care Tenant (MT), Inc. (filed herewith)
10.14     --    Amended, Restated and Consolidated Security Agreement dated as of March 14, 2002 between Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (filed herewith)
10.15     --    Guaranty dated as of March 14, 2002 by Balanced Care
                Corporation in favor of Meditrust Acquisition Company II LLC
                (filed herewith)
10.16     --    Amended, Restated and Consolidated Collateral Assignment of
                Permits, Licenses, Approvals and Contracts dated as of March
                14, 2002 among Balanced Care at Stafford, Inc., Balanced
                Care at Blytheville, Inc., Balanced Care at Lewisburg, Inc.,
                BCC at Lima, Inc., Balanced Care at Dillsburg, Inc.,
                Balanced Care at Xenia, Inc., BCC at Chippewa, Inc.,
                Balanced Care at Kingsport, Inc., Balanced Care at
                Chesterfield, Inc., Balanced Care at Hendersonville, Inc.,
                Balanced Care at Knoxville, Inc., Balanced Care at
                Pocahontas, Inc., Balanced Care Tenant (MT), Inc. and
                Meditrust Acquisition Company II LLC (filed herewith)
10.17     --    Amended, Restated and Consolidated Assignment of Subleases
                and Rents dated as of March 14, 2002 between Balanced Care
                Tenant (MT), Inc. and Meditrust Acquisition Company II LLC
                (filed herewith)
10.18     --    Amended, Restated and Consolidated Environmental Indemnity
                Agreement dated as of March 14, 2002 among Balanced Care
                Corporation, Balanced Care Tenant (MT), Inc. and Meditrust
                Acquisition Company II LLC (filed herewith)
10.19     --    Stock Pledge Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (filed herewith)
10.20     --    Amended, Restated and Consolidated Affiliated Party
                Subordination Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care at Stafford, Inc.,
                BCC Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc. and Meditrust Acquisition Company II
                LLC (filed herewith)
10.21     --    Form of Management Agreement dated as of March 14, 2002
                (filed herewith)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.22     --    Schedule to Form of Management Agreement dated as of March
                14, 2002 (filed herewith)
10.23     --    Termination of Cross Default Agreement dated as of March 14,
                2002 among Balanced Care Corporation, Balanced Care at
                Stafford, Inc., Meditrust Acquisition Company II LLC and
                Meditrust Mortgage Investments, Inc. (filed herewith)
10.24     --    Agreement for Purchase and Sale dated as of March 31, 2002 among Ocwen Financial Corporation, Centerville ALF, Inc.,
                Medina ALF, Inc., Shippensburg ALF, Inc., Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc. and Senior Care
                Operators of Shippensburg, LLC (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.25     --    Term Loan Agreement dated as of March 31, 2002 among
                Balanced Care Corporation, Balanced Care Realty (OFC), Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at Medina,
                Inc., Balanced Care at Shippensburg, Inc., Senior Care
                Operators of Shippensburg, LLC and Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.2 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.26     --    Term Note dated as of March 31, 2002 by Balanced Care Realty
                (OFC), Inc. in favor of Ocwen Financial Corporation
                (incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.27     --    Deferred Purchase Price Note dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc. in favor of Centerville
                ALF, Inc., Medina ALF, Inc. and Shippensburg ALF, Inc.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.28     --    BCC Note dated as of March 31, 2002 made by Balanced Care
                Corporation in favor of Centerville ALF, Inc., Medina ALF,
                Inc. and Shippensburg ALF, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.29     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by Balanced Care Corporation in favor of Ocwen
                Financial Corporation (incorporated by reference to Exhibit
                10.6 to the Company's Current Report on Form 8-K dated March
                31, 2002 (No. 001-13845))
10.30     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by LMR Holdings Limited in favor of Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.7 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.31     --    Settlement Agreement and Release dated as of March 31, 2002 among Balanced Care Corporation, Ocwen Financial
                Corporation, Centerville ALF, Inc., Medina ALF, Inc.,
                Shippensburg ALF, Inc., Senior Care Operators of
                Centerville, LLC, Senior Care Operators of Ohio, LLC and
                Senior Care Operators of Shippensburg, LLC (incorporated by reference to Exhibit 10.8 to the Company's Current Report on
                Form 8-K dated March 31, 2002 (No. 001-13845))
10.32     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Medina) dated as of March 31, 2002 among Ocwen
                Financial Corporation, Medina ALF, Inc., Ocwen Federal Bank
                FSB, Balanced Care Corporation, BCC Development and
                Management Co., Senior Care Operators of Ohio, LLC, Balanced
                Care at Medina, Inc., Senior Care Operators, LLC and
                Oakhaven Senior Living, Inc. (incorporated by reference to
                Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.33     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Centerville) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Centerville ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Centerville,
                LLC, Balanced Care at Centerville, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.10 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.34     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Shippensburg) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Shippensburg ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Shippensburg,
                LLC, Balanced Care at Shippensburg, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.11 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.35     --    Assignment of Lessor's Interest In Leases and Rents dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc.
                in favor of Ocwen Financial Corporation (filed herewith)
10.36     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (filed herewith)
10.37     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (filed herewith)
10.38     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (filed herewith)
10.39     --    Environmental Condition and Indemnity Agreement dated as of
                March 31, 2002 made among Centerville ALF, Inc., Medina ALF,
                Inc., and Shippensburg ALF, Inc., Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (filed herewith)
10.40     --    Lockbox and Blocked Account Agreement dated March 31, 2002 made among Ocwen Federal Bank, FSB, Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                Corporation, Balanced Care Centerville, Inc., Balanced Care
                at Medina, Inc., Balanced Care at Shippensburg, Inc., and
                Senior Care Operators of Shippensburg, LLC (filed herewith)
10.41     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (filed herewith)
10.42     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (filed herewith)
10.43     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (filed herewith)
10.44     --    Collateral Assignment of Contracts and Licenses dated March
                31, 2002 among Ocwen Federal Corporation, Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (filed herewith)
10.45     --    Security and Pledge Agreement dated March 31, 2002 among
                Balanced Care Realty (OFC), Inc., Balanced Care at Medina,
                Inc., Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., Senior Care Operators of Shippensburg,
                LLC, and Ocwen Financial Corporation
10.46     --    Collateral Assignment of Management Agreements dated as of
                March 31, 2002 among Ocwen Financial Corporation, Balanced
                Care Realty (OFC), Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., and Senior Care Operators of
                Shippensburg, LLC (filed herewith)
10.47     --    Form of Management Agreement dated as of March 31, 2002
                (filed herewith)
10.48     --    Schedule to Form of Management Agreement dated as of March
                31, 2002 (filed herewith)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.49     --    Reimbursement Agreement dated March 25, 2002 between
                Balanced Care Corporation and LMR Holdings Limited (filed
                herewith)
10.50     --    Tenth Amendment Agreement dated as of March 25, 20021 among
                Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (filed
                herewith)
10.51     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $5,800,000 dated as of
                March 25, 2002 (filed herewith)
10.52     --    Amendment Agreement dated March 25, 2002 among Balanced Care
                Corporation and certain of its subsidiaries, VXM Investments
                Limited, HR Investments Limited and RH Investments Limited
                (filed herewith)
10.53     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $800,000 dated as of
                April 29, 2002 (filed herewith)
10.54     --    Letter Agreement dated as of March 1, 2002 between Richard
                D. Richardson and Balanced Care Corporation (filed herewith)

(B) Reports on Form 8-K

     1.  Current Report on Form 8-K dated February 6, 2002.

     2.  Current Report on Form 8-K dated March 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BALANCED CARE CORPORATION

                                          By:   /s/ RICHARD D. RICHARDSON
                                            ------------------------------------
                                                   Richard D. Richardson
                                                  Chief Executive Officer

Date: May 10, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1      --    Promissory Note dated as of December 21, 2001 made by
                Balanced Care Corporation in favor of Health Care REIT, Inc.
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.2      --    Master Lease Agreement dated as of January 1, 2002 among
                Pennsylvania BCC Properties, Inc., HCN BCC Holdings, Inc.
                and Balanced Care Tenant (HCN), Inc. (incorporated by
                reference to Exhibit 10.2 to the Company's Current Report on
                Form 8-K dated December 21, 2001 (No. 001-13845))
10.3      --    Unconditional and Continuing Guaranty Agreement dated as of
                January 1, 2002 by Balanced Care Corporation, Balanced Care
                at Lebanon, Inc., Financial Care Investors of Lebanon, LLC,
                Balanced Care at Loyalsock, Inc., Financial Care Investors
                of Loyalsock, LLC, Balanced Care at Sagamore Hills, Inc.,
                Financial Care Investors of Sagamore Hills, LLC, Balanced
                Care at Saxonburg, Inc. and Balanced Care at Bloomsburg II,
                Inc., in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (incorporated by reference to Exhibit
                10.3 to the Company's Current Report on Form 8-K dated
                December 21, 2001 (No. 001-13845))
10.4      --    Settlement Agreement dated as of January 31, 2002 among
                Health Care REIT, Inc., Pennsylvania BCC Properties, Inc.,
                HCN BCC Holdings, Inc., HCRI Indiana Properties, LLC,
                Financial Care Investors of Lebanon, LLC, Financial Care
                Investors of Loyalsock, LLC, Financial Care Investors of
                Morristown, LLC, Financial Care Investors of Oak Ridge, LLC,
                Financial Care Investors of Sagamore Hills, LLC, Financial
                Care Investors of Westerville, LLC, Balanced Care at
                Saxonburg, Inc., Balanced Care at Bloomsburg II, Inc.,
                Balanced Care at Merrillville, Inc., Balanced Care at
                Lebanon, Inc., Balanced Care at Loyalsock, Inc., Balanced
                Care at Morristown, Inc., Balanced Care at Oak Ridge, Inc.,
                Balanced Care at Sagamore Hills, Inc., Balanced Care at
                Westerville, Inc., BCC Development and Management Co.,
                Balanced Care Corporation and IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.5      --    Release Agreement dated as of January 31, 2002 among Health
                Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
                Holdings, Inc., HCRI Indiana Properties, LLC, Financial Care
                Investors of Lebanon, LLC, Financial Care Investors of
                Loyalsock, LLC, Financial Care Investors of Morristown, LLC,
                Financial Care Investors of Oak Ridge, LLC, Financial Care
                Investors of Sagamore Hills, LLC, Financial Care Investors
                of Westerville, LLC, Balanced Care at Saxonburg, Inc.,
                Balanced Care at Bloomsburg II, Inc., Balanced Care at
                Merrillville, Inc., Balanced Care at Lebanon, Inc., Balanced
                Care at Loyalsock, Inc., Balanced Care at Morristown, Inc.,
                Balanced Care at Oak Ridge, Inc., Balanced Care at Sagamore
                Hills, Inc., Balanced Care at Westerville, Inc., BCC
                Development and Management Co., Balanced Care Corporation
                and IPC Advisors S.a.r.l. (incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated December 21, 2001 (No. 001-13845))
10.6      --    Assignment Agreement dated as of January 1, 2002 by Balanced
                Care Tenant (HCN), Inc. in favor of IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.7      --    Leasehold Mortgage dated January 1, 2002 by Balanced Care
                Tenant (HCN), Inc. in favor of Health Care REIT, Inc. (filed herewith)
10.8      --    Form of Collateral Assignment of Management Agreement dated as of January 1, 2002 made by Balanced Care Tenant (HCN),
                Inc. in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (filed herewith)
10.9      --    Schedule to Form of Collateral Assignment of Management
                Agreement dated as of January 1, 2002 made by Balanced Care
                Tenant (HCN), Inc. in favor of Pennsylvania BCC Properties,
                Inc. and HCN BCC Holdings, Inc. (filed herewith)
10.10     --    Form of Management Agreement dated as of January 1, 2002
                (filed herewith)
10.11     --    Schedule to Form of Management Agreement dated as of January
                1, 2002 (filed herewith)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.12     --    Option, Settlement and Release Agreement dated as of
                February 6, 2002 among IPC Advisors S.a.r.l., Balanced Care
                Corporation, Balanced Care at Stafford, Inc., BCC
                Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc., Meditrust Acquisition Company II LLC
                and La Quinta TRS II, Inc. (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated February 6, 2002 (No. 001-13845))
10.13     --    Master Facility Lease Agreement dated as of March 14, 2002 among Meditrust Acquisition Corporation II LLC and Balanced
                Care Tenant (MT), Inc. (filed herewith)
10.14     --    Amended, Restated and Consolidated Security Agreement dated as of March 14, 2002 between Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (filed herewith)
10.15     --    Guaranty dated as of March 14, 2002 by Balanced Care
                Corporation in favor of Meditrust Acquisition Company II LLC
                (filed herewith)
10.16     --    Amended, Restated and Consolidated Collateral Assignment of
                Permits, Licenses, Approvals and Contracts dated as of March
                14, 2002 among Balanced Care at Stafford, Inc., Balanced
                Care at Blytheville, Inc., Balanced Care at Lewisburg, Inc.,
                BCC at Lima, Inc., Balanced Care at Dillsburg, Inc.,
                Balanced Care at Xenia, Inc., BCC at Chippewa, Inc.,
                Balanced Care at Kingsport, Inc., Balanced Care at
                Chesterfield, Inc., Balanced Care at Hendersonville, Inc.,
                Balanced Care at Knoxville, Inc., Balanced Care at
                Pocahontas, Inc., Balanced Care Tenant (MT), Inc. and
                Meditrust Acquisition Company II LLC (filed herewith)
10.17     --    Amended, Restated and Consolidated Assignment of Subleases
                and Rents dated as of March 14, 2002 between Balanced Care
                Tenant (MT), Inc. and Meditrust Acquisition Company II LLC
                (filed herewith)
10.18     --    Amended, Restated and Consolidated Environmental Indemnity
                Agreement dated as of March 14, 2002 among Balanced Care
                Corporation, Balanced Care Tenant (MT), Inc. and Meditrust
                Acquisition Company II LLC (filed herewith)
10.19     --    Stock Pledge Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (filed herewith)
10.20     --    Amended, Restated and Consolidated Affiliated Party
                Subordination Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care at Stafford, Inc.,
                BCC Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc. and Meditrust Acquisition Company II
                LLC (filed herewith)
10.21     --    Form of Management Agreement dated as of March 14, 2002
                (filed herewith)
10.22     --    Schedule to Form of Management Agreement dated as of March
                14, 2002 (filed herewith)
10.23     --    Termination of Cross Default Agreement dated as of March 14,
                2002 among Balanced Care Corporation, Balanced Care at
                Stafford, Inc., Meditrust Acquisition Company II LLC and
                Meditrust Mortgage Investments, Inc. (filed herewith)
10.24     --    Agreement for Purchase and Sale dated as of March 31, 2002 among Ocwen Financial Corporation, Centerville ALF, Inc.,
                Medina ALF, Inc., Shippensburg ALF, Inc., Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc. and Senior Care
                Operators of Shippensburg, LLC (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.25     --    Term Loan Agreement dated as of March 31, 2002 among
                Balanced Care Corporation, Balanced Care Realty (OFC), Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at Medina,
                Inc., Balanced Care at Shippensburg, Inc., Senior Care
                Operators of Shippensburg, LLC and Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.2 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.26     --    Term Note dated as of March 31, 2002 by Balanced Care Realty
                (OFC), Inc. in favor of Ocwen Financial Corporation
                (incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.27     --    Deferred Purchase Price Note dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc. in favor of Centerville
                ALF, Inc., Medina ALF, Inc. and Shippensburg ALF, Inc.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.28     --    BCC Note dated as of March 31, 2002 made by Balanced Care
                Corporation in favor of Centerville ALF, Inc., Medina ALF,
                Inc. and Shippensburg ALF, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.29     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by Balanced Care Corporation in favor of Ocwen
                Financial Corporation (incorporated by reference to Exhibit
                10.6 to the Company's Current Report on Form 8-K dated March
                31, 2002 (No. 001-13845))
10.30     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by LMR Holdings Limited in favor of Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.7 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.31     --    Settlement Agreement and Release dated as of March 31, 2002 among Balanced Care Corporation, Ocwen Financial
                Corporation, Centerville ALF, Inc., Medina ALF, Inc.,
                Shippensburg ALF, Inc., Senior Care Operators of
                Centerville, LLC, Senior Care Operators of Ohio, LLC and
                Senior Care Operators of Shippensburg, LLC (incorporated by reference to Exhibit 10.8 to the Company's Current Report on
                Form 8-K dated March 31, 2002 (No. 001-13845))
10.32     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Medina) dated as of March 31, 2002 among Ocwen
                Financial Corporation, Medina ALF, Inc., Ocwen Federal Bank
                FSB, Balanced Care Corporation, BCC Development and
                Management Co., Senior Care Operators of Ohio, LLC, Balanced
                Care at Medina, Inc., Senior Care Operators, LLC and
                Oakhaven Senior Living, Inc. (incorporated by reference to
                Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.33     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Centerville) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Centerville ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Centerville,
                LLC, Balanced Care at Centerville, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.10 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.34     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Shippensburg) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Shippensburg ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Shippensburg,
                LLC, Balanced Care at Shippensburg, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.11 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.35     --    Assignment of Lessor's Interest In Leases and Rents dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc.
                in favor of Ocwen Financial Corporation (filed herewith)
10.36     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (filed herewith)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.37     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (filed herewith)
10.38     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (filed herewith)
10.39     --    Environmental Condition and Indemnity Agreement dated as of
                March 31, 2002 made among Centerville ALF, Inc., Medina ALF,
                Inc., and Shippensburg ALF, Inc., Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (filed herewith)
10.40     --    Lockbox and Blocked Account Agreement dated March 31, 2002 made among Ocwen Federal Bank, FSB, Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                Corporation, Balanced Care Centerville, Inc., Balanced Care
                at Medina, Inc., Balanced Care at Shippensburg, Inc., and
                Senior Care Operators of Shippensburg, LLC (filed herewith)
10.41     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (filed herewith)
10.42     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (filed herewith)
10.43     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (filed herewith)
10.44     --    Collateral Assignment of Contracts and Licenses dated March
                31, 2002 among Ocwen Federal Corporation, Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (filed herewith)
10.45     --    Security and Pledge Agreement dated March 31, 2002 among
                Balanced Care Realty (OFC), Inc., Balanced Care at Medina,
                Inc., Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., Senior Care Operators of Shippensburg,
                LLC, and Ocwen Financial Corporation
10.46     --    Collateral Assignment of Management Agreements dated as of
                March 31, 2002 among Ocwen Financial Corporation, Balanced
                Care Realty (OFC), Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., and Senior Care Operators of
                Shippensburg, LLC (filed herewith)
10.47     --    Form of Management Agreement dated as of March 31, 2002
                (filed herewith)
10.48     --    Schedule to Form of Management Agreement dated as of March
                31, 2002 (filed herewith)
10.49     --    Reimbursement Agreement dated March 25, 2002 between
                Balanced Care Corporation and LMR Holdings Limited (filed
                herewith)
10.50     --    Tenth Amendment Agreement dated as of March 25, 2002 among
                Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (filed
                herewith)
10.51     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $5,800,000 dated as of
                March 25, 2002 (filed herewith)
10.52     --    Amendment Agreement dated March 25, 2002 among Balanced Care
                Corporation and certain of its subsidiaries, VXM Investments
                Limited, HR Investments Limited and RH Investments Limited
                (filed herewith)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.53     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $800,000 dated as of
                April 29, 2002 (filed herewith)
10.54     --    Letter Agreement dated as of March 1, 2002 between Richard
                D. Richardson and Balanced Care Corporation (filed herewith)