Form 10-Q/A
period 2002-03-31
BALANCED CARE CORP
filed 2002-05-16
CIK 1024096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A



                               (AMENDMENT NO. 1)


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

          This amends and restates the 10-Q in its entirety to correct certain typographical errors.


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
                                                    =======     ======       =======         =======


                                                             NINE MONTHS ENDED MARCH 31, 2002
                                                    ---------------------------------------------------
                                                    RESIDENT   PATIENT     GENERAL AND
                                                    SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                    --------   --------   --------------   ------------
Revenues..........................................  $34,820     $7,450       $   310         $ 42,580
Facility Operating expenses.......................   25,820      6,295            --           32,115
                                                    -------     ------       -------         --------
Contribution Margin...............................    9,000      1,155           310           10,465
General and administrative expenses...............       --         --         5,990            5,990
Provision for losses under shortfall funding
  agreements......................................    1,487         --            --            1,487
                                                    -------     ------       -------         --------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation and
  amortization....................................  $ 7,513     $1,155       $(5,680)        $  2,988
                                                    =======     ======       =======         ========
Total Assets......................................  $97,668     $3,632       $ 7,316         $108,616
                                                    =======     ======       =======         ========



                                                            NINE MONTHS ENDED MARCH 31, 2001
                                                   ---------------------------------------------------
                                                   RESIDENT   PATIENT     GENERAL AND
                                                   SERVICES   SERVICES   ADMINISTRATIVE   CONSOLIDATED
                                                   --------   --------   --------------   ------------
Revenues.........................................  $ 35,820    $7,053       $   153         $ 43,026
Facility Operating expenses......................    26,358     5,788            --           32,146
                                                   --------    ------       -------         --------
Contribution Margin..............................     9,462     1,265           153           10,880
General and administrative expenses..............        --        --         7,809            7,809
Provision for losses under shortfall funding
  agreements.....................................     5,519        --            --            5,519
                                                   --------    ------       -------         --------
Income (loss) before non-recurring items, lease
  expense, interest (net), taxes, depreciation
  and amortization...............................  $  3,943    $1,265       $(7,656)        $ (2,448)
                                                   ========    ======       =======         ========
Total Assets.....................................  $102,080    $3,637       $ 3,971         $109,688
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

OPERATING ACTIVITIES


     Cash used by operations decreased by $5,519,000 to $10,671,000 for the nine months ended March 31, 2002 from cash used by operations of $16,190,000 for the nine months ended March 31, 2001. The decrease in cash used was the result of improved operating performance, thereby reducing the operating loss and shortfall funding expense, and a net reduction in the cash used for receivables.


INVESTING AND FINANCING ACTIVITIES


     Cash used for investing activities was $16,270,000 for the nine months ended March 31, 2002 as compared to cash used for investing activities of $7,176,000 for the nine months ended March 31, 2001. Cash provided by financing activities increased by $9,448,000 to $29,065,000 for the nine months ended March 31, 2002 from $19,617,000 for the nine months ended March 31, 2001. Increases in cash used for investing

                   BALANCED CARE CORPORATION AND SUBSIDIARIES activities resulted primarily from the purchase of property and equipment. Increases in financing activities resulted from the decreased payment on debt.


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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1      --    Promissory Note dated as of December 21, 2001 made by
                Balanced Care Corporation in favor of Health Care REIT, Inc.
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.2      --    Master Lease Agreement dated as of January 1, 2002 among
                Pennsylvania BCC Properties, Inc., HCN BCC Holdings, Inc.
                and Balanced Care Tenant (HCN), Inc. (incorporated by
                reference to Exhibit 10.2 to the Company's Current Report on
                Form 8-K dated December 21, 2001 (No. 001-13845))
10.3      --    Unconditional and Continuing Guaranty Agreement dated as of
                January 1, 2002 by Balanced Care Corporation, Balanced Care
                at Lebanon, Inc., Financial Care Investors of Lebanon, LLC,
                Balanced Care at Loyalsock, Inc., Financial Care Investors
                of Loyalsock, LLC, Balanced Care at Sagamore Hills, Inc.,
                Financial Care Investors of Sagamore Hills, LLC, Balanced
                Care at Saxonburg, Inc. and Balanced Care at Bloomsburg II,
                Inc., in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (incorporated by reference to Exhibit
                10.3 to the Company's Current Report on Form 8-K dated
                December 21, 2001 (No. 001-13845))
10.4      --    Settlement Agreement dated as of January 31, 2002 among
                Health Care REIT, Inc., Pennsylvania BCC Properties, Inc.,
                HCN BCC Holdings, Inc., HCRI Indiana Properties, LLC,
                Financial Care Investors of Lebanon, LLC, Financial Care
                Investors of Loyalsock, LLC, Financial Care Investors of
                Morristown, LLC, Financial Care Investors of Oak Ridge, LLC,
                Financial Care Investors of Sagamore Hills, LLC, Financial
                Care Investors of Westerville, LLC, Balanced Care at
                Saxonburg, Inc., Balanced Care at Bloomsburg II, Inc.,
                Balanced Care at Merrillville, Inc., Balanced Care at
                Lebanon, Inc., Balanced Care at Loyalsock, Inc., Balanced
                Care at Morristown, Inc., Balanced Care at Oak Ridge, Inc.,
                Balanced Care at Sagamore Hills, Inc., Balanced Care at
                Westerville, Inc., BCC Development and Management Co.,
                Balanced Care Corporation and IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.5      --    Release Agreement dated as of January 31, 2002 among Health
                Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
                Holdings, Inc., HCRI Indiana Properties, LLC, Financial Care
                Investors of Lebanon, LLC, Financial Care Investors of
                Loyalsock, LLC, Financial Care Investors of Morristown, LLC,
                Financial Care Investors of Oak Ridge, LLC, Financial Care
                Investors of Sagamore Hills, LLC, Financial Care Investors
                of Westerville, LLC, Balanced Care at Saxonburg, Inc.,
                Balanced Care at Bloomsburg II, Inc., Balanced Care at
                Merrillville, Inc., Balanced Care at Lebanon, Inc., Balanced
                Care at Loyalsock, Inc., Balanced Care at Morristown, Inc.,
                Balanced Care at Oak Ridge, Inc., Balanced Care at Sagamore
                Hills, Inc., Balanced Care at Westerville, Inc., BCC
                Development and Management Co., Balanced Care Corporation
                and IPC Advisors S.a.r.l. (incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated December 21, 2001 (No. 001-13845))
10.6      --    Assignment Agreement dated as of January 1, 2002 by Balanced
                Care Tenant (HCN), Inc. in favor of IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.7      --    Leasehold Mortgage dated January 1, 2002 by Balanced Care
                Tenant (HCN), Inc. in favor of Health Care REIT, Inc.
                (previously filed)
10.8      --    Form of Collateral Assignment of Management Agreement dated as of January 1, 2002 made by Balanced Care Tenant (HCN),
                Inc. in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (previously filed)
10.9      --    Schedule to Form of Collateral Assignment of Management
                Agreement dated as of January 1, 2002 made by Balanced Care
                Tenant (HCN), Inc. in favor of Pennsylvania BCC Properties,
                Inc. and HCN BCC Holdings, Inc. (previously filed)
10.10     --    Form of Management Agreement dated as of January 1, 2002
                (previously filed)
10.11     --    Schedule to Form of Management Agreement dated as of January
                1, 2002 (previously filed)
10.12     --    Option, Settlement and Release Agreement dated as of
                February 6, 2002 among IPC Advisors S.a.r.l., Balanced Care
                Corporation, Balanced Care at Stafford, Inc., BCC
                Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc., Meditrust Acquisition Company II LLC
                and La Quinta TRS II, Inc. (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated February 6, 2002 (No. 001-13845))
10.13     --    Master Facility Lease Agreement dated as of March 14, 2002 among Meditrust Acquisition Corporation II LLC and Balanced
                Care Tenant (MT), Inc. (previously filed)
10.14     --    Amended, Restated and Consolidated Security Agreement dated as of March 14, 2002 between Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (previously filed)
10.15     --    Guaranty dated as of March 14, 2002 by Balanced Care
                Corporation in favor of Meditrust Acquisition Company II LLC
                (previously filed)
10.16     --    Amended, Restated and Consolidated Collateral Assignment of
                Permits, Licenses, Approvals and Contracts dated as of March
                14, 2002 among Balanced Care at Stafford, Inc., Balanced
                Care at Blytheville, Inc., Balanced Care at Lewisburg, Inc.,
                BCC at Lima, Inc., Balanced Care at Dillsburg, Inc.,
                Balanced Care at Xenia, Inc., BCC at Chippewa, Inc.,
                Balanced Care at Kingsport, Inc., Balanced Care at
                Chesterfield, Inc., Balanced Care at Hendersonville, Inc.,
                Balanced Care at Knoxville, Inc., Balanced Care at
                Pocahontas, Inc., Balanced Care Tenant (MT), Inc. and
                Meditrust Acquisition Company II LLC (previously filed)
10.17     --    Amended, Restated and Consolidated Assignment of Subleases
                and Rents dated as of March 14, 2002 between Balanced Care
                Tenant (MT), Inc. and Meditrust Acquisition Company II LLC
                (previously filed)
10.18     --    Amended, Restated and Consolidated Environmental Indemnity
                Agreement dated as of March 14, 2002 among Balanced Care
                Corporation, Balanced Care Tenant (MT), Inc. and Meditrust
                Acquisition Company II LLC (previously filed)
10.19     --    Stock Pledge Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (previously filed)
10.20     --    Amended, Restated and Consolidated Affiliated Party
                Subordination Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care at Stafford, Inc.,
                BCC Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc. and Meditrust Acquisition Company II
                LLC (previously filed)
10.21     --    Form of Management Agreement dated as of March 14, 2002
                (previously filed)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.22     --    Schedule to Form of Management Agreement dated as of March
                14, 2002 (filed herewith)
10.23     --    Termination of Cross Default Agreement dated as of March 14,
                2002 among Balanced Care Corporation, Balanced Care at
                Stafford, Inc., Meditrust Acquisition Company II LLC and
                Meditrust Mortgage Investments, Inc. (previously filed)
10.24     --    Agreement for Purchase and Sale dated as of March 31, 2002 among Ocwen Financial Corporation, Centerville ALF, Inc.,
                Medina ALF, Inc., Shippensburg ALF, Inc., Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc. and Senior Care
                Operators of Shippensburg, LLC (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.25     --    Term Loan Agreement dated as of March 31, 2002 among
                Balanced Care Corporation, Balanced Care Realty (OFC), Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at Medina,
                Inc., Balanced Care at Shippensburg, Inc., Senior Care
                Operators of Shippensburg, LLC and Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.2 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.26     --    Term Note dated as of March 31, 2002 by Balanced Care Realty
                (OFC), Inc. in favor of Ocwen Financial Corporation
                (incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.27     --    Deferred Purchase Price Note dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc. in favor of Centerville
                ALF, Inc., Medina ALF, Inc. and Shippensburg ALF, Inc.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.28     --    BCC Note dated as of March 31, 2002 made by Balanced Care
                Corporation in favor of Centerville ALF, Inc., Medina ALF,
                Inc. and Shippensburg ALF, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.29     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by Balanced Care Corporation in favor of Ocwen
                Financial Corporation (incorporated by reference to Exhibit
                10.6 to the Company's Current Report on Form 8-K dated March
                31, 2002 (No. 001-13845))
10.30     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by LMR Holdings Limited in favor of Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.7 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.31     --    Settlement Agreement and Release dated as of March 31, 2002 among Balanced Care Corporation, Ocwen Financial
                Corporation, Centerville ALF, Inc., Medina ALF, Inc.,
                Shippensburg ALF, Inc., Senior Care Operators of
                Centerville, LLC, Senior Care Operators of Ohio, LLC and
                Senior Care Operators of Shippensburg, LLC (incorporated by reference to Exhibit 10.8 to the Company's Current Report on
                Form 8-K dated March 31, 2002 (No. 001-13845))
10.32     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Medina) dated as of March 31, 2002 among Ocwen
                Financial Corporation, Medina ALF, Inc., Ocwen Federal Bank
                FSB, Balanced Care Corporation, BCC Development and
                Management Co., Senior Care Operators of Ohio, LLC, Balanced
                Care at Medina, Inc., Senior Care Operators, LLC and
                Oakhaven Senior Living, Inc. (incorporated by reference to
                Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.33     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Centerville) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Centerville ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Centerville,
                LLC, Balanced Care at Centerville, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.10 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.34     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Shippensburg) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Shippensburg ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Shippensburg,
                LLC, Balanced Care at Shippensburg, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.11 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.35     --    Assignment of Lessor's Interest In Leases and Rents dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc.
                in favor of Ocwen Financial Corporation (previously filed)
10.36     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (previously filed)
10.37     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (previously filed)
10.38     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (previously filed)
10.39     --    Environmental Condition and Indemnity Agreement dated as of
                March 31, 2002 made among Centerville ALF, Inc., Medina ALF,
                Inc., and Shippensburg ALF, Inc., Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (previously filed)
10.40     --    Lockbox and Blocked Account Agreement dated March 31, 2002 made among Ocwen Federal Bank, FSB, Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                Corporation, Balanced Care Centerville, Inc., Balanced Care
                at Medina, Inc., Balanced Care at Shippensburg, Inc., and
                Senior Care Operators of Shippensburg, LLC (previously
                filed)
10.41     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (previously filed)
10.42     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (previously filed)
10.43     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (previously filed)
10.44     --    Collateral Assignment of Contracts and Licenses dated March
                31, 2002 among Ocwen Federal Corporation, Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (previously filed)
10.45     --    Security and Pledge Agreement dated March 31, 2002 among
                Balanced Care Realty (OFC), Inc., Balanced Care at Medina,
                Inc., Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., Senior Care Operators of Shippensburg,
                LLC, and Ocwen Financial Corporation (previously filed)
10.46     --    Collateral Assignment of Management Agreements dated as of
                March 31, 2002 among Ocwen Financial Corporation, Balanced
                Care Realty (OFC), Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., and Senior Care Operators of
                Shippensburg, LLC (previously filed)
10.47     --    Form of Management Agreement dated as of March 31, 2002
                (previously filed)
10.48     --    Schedule to Form of Management Agreement dated as of March
                31, 2002 (previously filed)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.49     --    Reimbursement Agreement dated March 25, 2002 between
                Balanced Care Corporation and LMR Holdings Limited
                (previously filed)
10.50     --    Tenth Amendment Agreement dated as of March 25, 20021 among
                Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (previously filed)
10.51     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $5,800,000 dated as of
                March 25, 2002 (previously filed)
10.52     --    Amendment Agreement dated March 25, 2002 among Balanced Care
                Corporation and certain of its subsidiaries, VXM Investments
                Limited, HR Investments Limited and RH Investments Limited
                (previously filed)
10.53     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $800,000 dated as of
                April 29, 2002 (previously filed)
10.54     --    Letter Agreement dated as of March 1, 2002 between Richard
                D. Richardson and Balanced Care Corporation (previously
                filed)


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

                                          BALANCED CARE CORPORATION

                                          By:   /s/ RICHARD D. RICHARDSON
                                            ------------------------------------
                                                   Richard D. Richardson
                                                  Chief Executive Officer


Date: May 16, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1      --    Promissory Note dated as of December 21, 2001 made by
                Balanced Care Corporation in favor of Health Care REIT, Inc.
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.2      --    Master Lease Agreement dated as of January 1, 2002 among
                Pennsylvania BCC Properties, Inc., HCN BCC Holdings, Inc.
                and Balanced Care Tenant (HCN), Inc. (incorporated by
                reference to Exhibit 10.2 to the Company's Current Report on
                Form 8-K dated December 21, 2001 (No. 001-13845))
10.3      --    Unconditional and Continuing Guaranty Agreement dated as of
                January 1, 2002 by Balanced Care Corporation, Balanced Care
                at Lebanon, Inc., Financial Care Investors of Lebanon, LLC,
                Balanced Care at Loyalsock, Inc., Financial Care Investors
                of Loyalsock, LLC, Balanced Care at Sagamore Hills, Inc.,
                Financial Care Investors of Sagamore Hills, LLC, Balanced
                Care at Saxonburg, Inc. and Balanced Care at Bloomsburg II,
                Inc., in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (incorporated by reference to Exhibit
                10.3 to the Company's Current Report on Form 8-K dated
                December 21, 2001 (No. 001-13845))
10.4      --    Settlement Agreement dated as of January 31, 2002 among
                Health Care REIT, Inc., Pennsylvania BCC Properties, Inc.,
                HCN BCC Holdings, Inc., HCRI Indiana Properties, LLC,
                Financial Care Investors of Lebanon, LLC, Financial Care
                Investors of Loyalsock, LLC, Financial Care Investors of
                Morristown, LLC, Financial Care Investors of Oak Ridge, LLC,
                Financial Care Investors of Sagamore Hills, LLC, Financial
                Care Investors of Westerville, LLC, Balanced Care at
                Saxonburg, Inc., Balanced Care at Bloomsburg II, Inc.,
                Balanced Care at Merrillville, Inc., Balanced Care at
                Lebanon, Inc., Balanced Care at Loyalsock, Inc., Balanced
                Care at Morristown, Inc., Balanced Care at Oak Ridge, Inc.,
                Balanced Care at Sagamore Hills, Inc., Balanced Care at
                Westerville, Inc., BCC Development and Management Co.,
                Balanced Care Corporation and IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.5      --    Release Agreement dated as of January 31, 2002 among Health
                Care REIT, Inc., Pennsylvania BCC Properties, Inc., HCN BCC
                Holdings, Inc., HCRI Indiana Properties, LLC, Financial Care
                Investors of Lebanon, LLC, Financial Care Investors of
                Loyalsock, LLC, Financial Care Investors of Morristown, LLC,
                Financial Care Investors of Oak Ridge, LLC, Financial Care
                Investors of Sagamore Hills, LLC, Financial Care Investors
                of Westerville, LLC, Balanced Care at Saxonburg, Inc.,
                Balanced Care at Bloomsburg II, Inc., Balanced Care at
                Merrillville, Inc., Balanced Care at Lebanon, Inc., Balanced
                Care at Loyalsock, Inc., Balanced Care at Morristown, Inc.,
                Balanced Care at Oak Ridge, Inc., Balanced Care at Sagamore
                Hills, Inc., Balanced Care at Westerville, Inc., BCC
                Development and Management Co., Balanced Care Corporation
                and IPC Advisors S.a.r.l. (incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated December 21, 2001 (No. 001-13845))
10.6      --    Assignment Agreement dated as of January 1, 2002 by Balanced
                Care Tenant (HCN), Inc. in favor of IPC Advisors S.a.r.l.
                (incorporated by reference to Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated December 21, 2001 (No.
                001-13845))
10.7      --    Leasehold Mortgage dated January 1, 2002 by Balanced Care
                Tenant (HCN), Inc. in favor of Health Care REIT, Inc.
                (previously filed)
10.8      --    Form of Collateral Assignment of Management Agreement dated as of January 1, 2002 made by Balanced Care Tenant (HCN),
                Inc. in favor of Pennsylvania BCC Properties, Inc. and HCN
                BCC Holdings, Inc. (previously filed)
10.9      --    Schedule to Form of Collateral Assignment of Management
                Agreement dated as of January 1, 2002 made by Balanced Care
                Tenant (HCN), Inc. in favor of Pennsylvania BCC Properties,
                Inc. and HCN BCC Holdings, Inc. (previously filed)
10.10     --    Form of Management Agreement dated as of January 1, 2002
                (previously filed)
10.11     --    Schedule to Form of Management Agreement dated as of January
                1, 2002 (previously filed)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.12     --    Option, Settlement and Release Agreement dated as of
                February 6, 2002 among IPC Advisors S.a.r.l., Balanced Care
                Corporation, Balanced Care at Stafford, Inc., BCC
                Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc., Meditrust Acquisition Company II LLC
                and La Quinta TRS II, Inc. (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated February 6, 2002 (No. 001-13845))
10.13     --    Master Facility Lease Agreement dated as of March 14, 2002 among Meditrust Acquisition Corporation II LLC and Balanced
                Care Tenant (MT), Inc. (previous filed)
10.14     --    Amended, Restated and Consolidated Security Agreement dated as of March 14, 2002 between Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (previous filed)
10.15     --    Guaranty dated as of March 14, 2002 by Balanced Care
                Corporation in favor of Meditrust Acquisition Company II LLC
                (previously filed)
10.16     --    Amended, Restated and Consolidated Collateral Assignment of
                Permits, Licenses, Approvals and Contracts dated as of March
                14, 2002 among Balanced Care at Stafford, Inc., Balanced
                Care at Blytheville, Inc., Balanced Care at Lewisburg, Inc.,
                BCC at Lima, Inc., Balanced Care at Dillsburg, Inc.,
                Balanced Care at Xenia, Inc., BCC at Chippewa, Inc.,
                Balanced Care at Kingsport, Inc., Balanced Care at
                Chesterfield, Inc., Balanced Care at Hendersonville, Inc.,
                Balanced Care at Knoxville, Inc., Balanced Care at
                Pocahontas, Inc., Balanced Care Tenant (MT), Inc. and
                Meditrust Acquisition Company II LLC (previously filed)
10.17     --    Amended, Restated and Consolidated Assignment of Subleases
                and Rents dated as of March 14, 2002 between Balanced Care
                Tenant (MT), Inc. and Meditrust Acquisition Company II LLC
                (previously filed)
10.18     --    Amended, Restated and Consolidated Environmental Indemnity
                Agreement dated as of March 14, 2002 among Balanced Care
                Corporation, Balanced Care Tenant (MT), Inc. and Meditrust
                Acquisition Company II LLC (previously filed)
10.19     --    Stock Pledge Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care Tenant (MT), Inc.
                and Meditrust Acquisition Company II LLC (previously filed)
10.20     --    Amended, Restated and Consolidated Affiliated Party
                Subordination Agreement dated as of March 14, 2002 among
                Balanced Care Corporation, Balanced Care at Stafford, Inc.,
                BCC Development and Management Co., Balanced Care at
                Blytheville, Inc., Balanced Care at Lewisburg, Inc., BCC at
                Lima, Inc., Balanced Care at Dillsburg, Inc., Balanced Care
                at Xenia, Inc., BCC at Chippewa, Inc., Balanced Care at
                Kingsport, Inc., Balanced Care at Chesterfield, Inc.,
                Balanced Care at Hendersonville, Inc., Balanced Care at
                Knoxville, Inc., Balanced Care at Pocahontas, Inc., Balanced
                Care Tenant (MT), Inc. and Meditrust Acquisition Company II
                LLC (previously filed)
10.21     --    Form of Management Agreement dated as of March 14, 2002
                (previously filed)
10.22     --    Schedule to Form of Management Agreement dated as of March
                14, 2002 (previously filed)
10.23     --    Termination of Cross Default Agreement dated as of March 14,
                2002 among Balanced Care Corporation, Balanced Care at
                Stafford, Inc., Meditrust Acquisition Company II LLC and
                Meditrust Mortgage Investments, Inc. (previous filed)
10.24     --    Agreement for Purchase and Sale dated as of March 31, 2002 among Ocwen Financial Corporation, Centerville ALF, Inc.,
                Medina ALF, Inc., Shippensburg ALF, Inc., Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc. and Senior Care
                Operators of Shippensburg, LLC (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.25     --    Term Loan Agreement dated as of March 31, 2002 among
                Balanced Care Corporation, Balanced Care Realty (OFC), Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at Medina,
                Inc., Balanced Care at Shippensburg, Inc., Senior Care
                Operators of Shippensburg, LLC and Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.2 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.26     --    Term Note dated as of March 31, 2002 by Balanced Care Realty
                (OFC), Inc. in favor of Ocwen Financial Corporation
                (incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.27     --    Deferred Purchase Price Note dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc. in favor of Centerville
                ALF, Inc., Medina ALF, Inc. and Shippensburg ALF, Inc.
                (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.28     --    BCC Note dated as of March 31, 2002 made by Balanced Care
                Corporation in favor of Centerville ALF, Inc., Medina ALF,
                Inc. and Shippensburg ALF, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.29     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by Balanced Care Corporation in favor of Ocwen
                Financial Corporation (incorporated by reference to Exhibit
                10.6 to the Company's Current Report on Form 8-K dated March
                31, 2002 (No. 001-13845))
10.30     --    Unconditional Guaranty Agreement dated as of March 31, 2002 made by LMR Holdings Limited in favor of Ocwen Financial
                Corporation (incorporated by reference to Exhibit 10.7 to
                the Company's Current Report on Form 8-K dated March 31,
                2002 (No. 001-13845))
10.31     --    Settlement Agreement and Release dated as of March 31, 2002 among Balanced Care Corporation, Ocwen Financial
                Corporation, Centerville ALF, Inc., Medina ALF, Inc.,
                Shippensburg ALF, Inc., Senior Care Operators of
                Centerville, LLC, Senior Care Operators of Ohio, LLC and
                Senior Care Operators of Shippensburg, LLC (incorporated by reference to Exhibit 10.8 to the Company's Current Report on
                Form 8-K dated March 31, 2002 (No. 001-13845))
10.32     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Medina) dated as of March 31, 2002 among Ocwen
                Financial Corporation, Medina ALF, Inc., Ocwen Federal Bank
                FSB, Balanced Care Corporation, BCC Development and
                Management Co., Senior Care Operators of Ohio, LLC, Balanced
                Care at Medina, Inc., Senior Care Operators, LLC and
                Oakhaven Senior Living, Inc. (incorporated by reference to
                Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated March 31, 2002 (No. 001-13845))
10.33     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Centerville) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Centerville ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Centerville,
                LLC, Balanced Care at Centerville, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.10 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.34     --    Agreement for Termination of Lease Documents and Mutual
                Releases (Shippensburg) dated as of March 31, 2002 among
                Ocwen Financial Corporation, Shippensburg ALF, Inc., Ocwen
                Federal Bank FSB, Balanced Care Corporation, BCC Development
                and Management Co., Senior Care Operators of Shippensburg,
                LLC, Balanced Care at Shippensburg, Inc., Senior Care
                Operators, LLC and Oakhaven Senior Living, Inc.
                (incorporated by reference to Exhibit 10.11 to the Company's
                Current Report on Form 8-K dated March 31, 2002 (No.
                001-13845))
10.35     --    Assignment of Lessor's Interest In Leases and Rents dated as of March 31, 2002 made by Balanced Care Realty (OFC), Inc.
                in favor of Ocwen Financial Corporation (previously filed)
10.36     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (previously filed)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.37     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (previously filed)
10.38     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (previously filed)
10.39     --    Environmental Condition and Indemnity Agreement dated as of
                March 31, 2002 made among Centerville ALF, Inc., Medina ALF,
                Inc., and Shippensburg ALF, Inc., Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (previously filed)
10.40     --    Lockbox and Blocked Account Agreement dated March 31, 2002 made among Ocwen Federal Bank, FSB, Ocwen Financial
                Corporation, Balanced Care Realty (OFC), Inc., Balanced Care
                Corporation, Balanced Care Centerville, Inc., Balanced Care
                at Medina, Inc., Balanced Care at Shippensburg, Inc., and
                Senior Care Operators of Shippensburg, LLC (previously
                filed)
10.41     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Centerville) (previously filed)
10.42     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Medina) (previously filed)
10.43     --    Open-End Mortgage, Security Agreement and Assignment of
                Leases and Rents dated as of March 31, 2002 made by Balanced
                Care Realty (OFC), Inc. in favor of Ocwen Financial
                Corporation (Shippensburg) (previously filed)
10.44     --    Collateral Assignment of Contracts and Licenses dated March
                31, 2002 among Ocwen Federal Corporation, Balanced Care
                Realty (OFC), Inc., Balanced Care Corporation, Balanced Care
                at Centerville, Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Shippensburg, Inc., and Senior Care
                Operators of Shippensburg, LLC (previously filed)
10.45     --    Security and Pledge Agreement dated March 31, 2002 among
                Balanced Care Realty (OFC), Inc., Balanced Care at Medina,
                Inc., Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., Senior Care Operators of Shippensburg,
                LLC, and Ocwen Financial Corporation (previously filed)
10.46     --    Collateral Assignment of Management Agreements dated as of
                March 31, 2002 among Ocwen Financial Corporation, Balanced
                Care Realty (OFC), Inc., Balanced Care at Medina, Inc.,
                Balanced Care at Centerville, Inc., Balanced Care at
                Shippensburg, Inc., and Senior Care Operators of
                Shippensburg, LLC (previously filed)
10.47     --    Form of Management Agreement dated as of March 31, 2002
                (previously filed)
10.48     --    Schedule to Form of Management Agreement dated as of March
                31, 2002 (previously filed)
10.49     --    Reimbursement Agreement dated March 25, 2002 between
                Balanced Care Corporation and LMR Holdings Limited
                (previously filed)
10.50     --    Tenth Amendment Agreement dated as of March 25, 2002 among
                Balanced Care Corporation, VXM Investments Limited, HR
                Investments Limited and RH Investments Limited (previously filed)
10.51     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $5,800,000 dated as of
                March 25, 2002 (previously filed)
10.52     --    Amendment Agreement dated March 25, 2002 among Balanced Care
                Corporation and certain of its subsidiaries, VXM Investments
                Limited, HR Investments Limited and RH Investments Limited
                (previously filed)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.53     --    Note made by Balanced Care Corporation in favor of VXM
                Investments Limited, HR Investments Limited and RH
                Investments Limited in the amount of $800,000 dated as of
                April 29, 2002 (previously filed)
10.54     --    Letter Agreement dated as of March 1, 2002 between Richard
                D. Richardson and Balanced Care Corporation (previously
                filed)